Form 10-Q
period 2021-09-30
Osprey Bitcoin Trust
filed 2021-11-15
CIK 1767057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 000-56307

Osprey Bitcoin Trust

(Exact Name of Registrant as Specified in Its Charter)

Delaware	83-2424407
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

520 White Plains Road, Suite 500
Tarrytown, New York 10591
(Address of Principal Executive Offices) (Zip Code)
(914) 214-4697
(Registrant’s telephone number, including area code)

Copies to:
David A. Sirignano
Emily Drazan Chapman
Morgan, Lewis & Bockius LLP
1111 Pennsylvania Avenue NW
Washington, DC 20004

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Osprey Bitcoin Trust Units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of the registrant’s common stock outstanding as of November 11, 2021: 8,340,536

OSPREY BITCOIN TRUST
TABLE OF CONTENTS

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Osprey Bitcoin Trust (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Osprey Funds, LLC, the sponsor of the Trust (the "Sponsor"), references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. You should specifically consider the numerous risks outlined under “Risk Factors.” Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including:

●	the risk factors discussed in this Quarterly Report, including the particular risks associated with new technologies such as Bitcoin and blockchain technology;

●	the inability to redeem Units;

●	the economic conditions in the Bitcoin industry and market;

●	general economic, market and business conditions;

●	the use of technology by us and our vendors, including the Custodian (as defined herein), in conducting our business, including disruptions in our computer systems and data centers and our transition to, and quality of, new technology platforms;

●	changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies;

●	the costs and effect of any litigation or regulatory investigations;

●	our ability to maintain a positive reputation; and

●	other world economic and political developments.

Consequently, all the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Units. Should one or more of the risks discussed under “Risk Factors” or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Moreover, neither the Trust, the Sponsor, nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements.

INDUSTRY AND MARKET DATA

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Bitcoin industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Statement Regarding Forward-Looking Statements.”

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

Osprey Bitcoin Trust

Statements of Assets and Liabilities

September 30, 2021 and December 31, 2020

(Amounts in U.S. dollars, except units issued and outstanding)

	September 30, 2021	December 31, 2020
	(Unaudited)	(As restated)
Assets
Investment in Bitcoin, at fair value (cost $76,179,264 and $7,980,103, respectively)	$123,397,436	$44,946,574
Cash	267	25,235
Total assets	$123,397,703	$44,971,809

Liabilities
Subscriptions received in advance	$-	$25,000
Sponsor Fee payable	49,670	18,459
Other payable	56,816	21,668
Total liabilities	106,486	65,127
Net assets	$123,291,217	$44,906,682

Net assets
Paid-in capital	$76,978,282	$8,150,986
Accumulated net investment loss	(903,780)	(266,516)
Accumulated net realized gain (loss) on investment in Bitcoin	(7,001)	65,219
Accumulated net change in unrealized appreciation on investment in Bitcoin	47,223,716	36,956,993
	$123,291,217	$44,906,682

Units issued and outstanding, no par value (unlimited Units authorized)	8,340,536	4,529,312	*
Net asset value per Unit	$14.78	$9.91	*

* Units have been adjusted retroactively to reflect the 4:1 stock split effective January 5, 2021.

Osprey Bitcoin Trust

Schedules of Investment

(Amounts in U.S. dollars)

September 30, 2021 (Unaudited)	Units	Fair Value	Percentage of Net Assets

Investment in Bitcoin, at fair value (cost $76,179,264)	2,834.82	$123,397,436	100%

December 31, 2020	Units	Fair Value	Percentage of Net Assets

Investment in Bitcoin, at fair value (cost $7,980,103)	1,548.46	$44,946,574	100%

The accompanying notes are an integral part of these financial statements.

Osprey Bitcoin Trust

Statements of Operations

For the three months and nine months ended September 30, 2021 and 2020

(Amounts in U.S. dollars)

	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Expenses
Sponsor Fee	$146,014	$37,441	$410,107	$94,941
Other	142,297	18,461	282,657	23,835
Total expenses	288,311	55,902	692,764	118,776
Other expenses waived by the Sponsor	(55,500)	-	(55,500)	-
Net expenses	232,811	55,902	637,264	118,776

Net investment loss	(232,811)	(55,902)	(637,264)	(118,776)

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investment in Bitcoin
Net realized gain (loss) on investment in Bitcoin	(11,480)	(4,175)	(72,220)	22,780
Net change in unrealized appreciation (depreciation) on investment in Bitcoin	24,821,461	2,226,844	10,266,723	4,917,453
Total net realized gain (loss) and net change in unrealized appreciation (depreciation) on investment in Bitcoin	24,809,981	2,222,669	10,194,503	4,940,233

Net increase (decrease) in net assets resulting from operations	$24,577,170	$2,166,767	$9,557,239	$4,821,457

The accompanying notes are an integral part of these financial statements.

Osprey Bitcoin Trust

Statements of Changes in Net Assets

For the three months and nine months ended September 30, 2021 and 2020

(Amounts in U.S. dollars, except units issued and outstanding)

	Three months ended September 30, 2021	Three months ended September 30, 2020		Nine months ended September 30, 2021		Nine months ended September 30, 2020

	(Unaudited)	(Unaudited)		(Unaudited)		(Unaudited)
Increase in net assets from operations
Net investment loss	$(232,811)	$(55,902)		$(637,264)		$(118,776)
Net realized gain (loss) on investment in Bitcoin	(11,480)	(4,175)		(72,220)		22,780
Net change in unrealized appreciation on investment in Bitcoin	24,821,461	2,226,844		10,266,723		4,917,453
Net increase in net assets resulting from operations	24,577,170	2,166,767		9,557,239		4,821,457

Increase in net assets from capital transactions
Subscriptions	384,982	280,001		68,827,296		516,872

Net Increase in net assets	24,962,152	2,446,768		78,384,535		5,338,329

Net assets at the beginning of the period	98,329,065	12,728,696		44,906,682		9,837,135
Net assets at the end of the period	$123,291,217	$15,175,464		$123,291,217		$15,175,464

Change in units issued and outstanding
Units issued and outstanding at the beginning of the period	8,312,486	4,052,472	*	4,529,312	*	3,980,128	*
Subscriptions	28,050	81,840	*	3,811,224		154,184	*
Units issued and outstanding at the end of the period	8,340,536	4,134,312	*	8,340,536		4,134,312	*

* Units have been adjusted retroactively to reflect the 4:1 stock split effective January 5, 2021.

The accompanying notes are an integral part of these financial statements.

Osprey Bitcoin Trust

Notes to the Financial Statements

As of September 30, 2021

1.     Organization

Osprey Bitcoin Trust (the “Trust”) is a Delaware Statutory Trust that was formed on January 3, 2019 and commenced operations on January 22, 2019 and is governed by the Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”) dated November 1, 2020. In general, the Trust holds Bitcoin and, from time to time, issues common units of fractional undivided beneficial interest (“Units”) in exchange for Bitcoin. The investment objective of the Trust is for the Units to track the price of Bitcoin, less liabilities and expenses of the Trust. The Units are designed as a convenient and cost-effective method for investors to gain investment exposure to Bitcoin, similar to a direct investment in Bitcoin.

Osprey Funds LLC (the “Sponsor”) acts as the sponsor of the Trust. The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. The Sponsor is responsible for preparing and providing annual reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays the Sponsor a Management Fee as discussed in Notes 3 and 6.

The custodian of the Trust (the “Custodian”) is responsible for safeguarding the Bitcoin and Incidental Rights, held by the Trust. As of September 30, 2021, and December 31, 2020 the Trust did not hold such rights. The Trust’s original Custodian was Xapo, Inc. (“Xapo”), a third- party provider (Xapo was acquired by Coinbase Custody Trust Company, LLC during 2019). During March 2020, the Trust changed custodians from Xapo to Unchained Capital. During June 2020, the Trust changed custodians to Fidelity Digital Assets.

The transfer agent for the Trust (the “Transfer Agent”) is Continental Stock Transfer & Trust Company. The responsibilities of the transfer agent are to the issuance and redemption of Units, the payment, if any, of distributions with respect to the Units, the recording of the issuance of the Units and the maintaining of certain records therewith.

The Trust generally records receipt of a new digital asset created due to a hard fork at the time the hard fork is effective. A “hard fork” is a permanent change in the protocol of a blockchain network, that results in two branches, one that follows the original protocol, the other that follows the new protocol. A hard fork may lead to an air drop, which is used to send the tokens following the new protocol to owners of the tokens following the original protocol. The Trust’s methodology for determining effectiveness of the fork is when two or more recognized exchanges quote prices for the forked coin. The Trust may receive “airdrops” of new digital assets. The use of airdrops is generally to promote the launch and use of new digital assets by providing a small amount of such new digital assets to the private wallets or exchange accounts that support the new digital asset and that hold existing related digital assets. Unlike hard forks, airdropped digital assets can have substantially different blockchain technology that has no relation to any existing digital asset, and many airdrops may be without value. The Trust records receipt of airdropped digital assets when received if there is value to the Trust in doing so. Digital assets received from airdrops have no cost basis and the Trust recognizes unrealized gains equal to the fair value of the new digital asset received.

2.     Restatement of Previously Issued Financial Statements

In August 2021 the Trust re-evaluated the net assets presentation in the statement of assets and liabilities. The Trust previously presented the net assets line items in statements of assets and liabilities as change in net assets for a period as opposed to the accumulated amount of each item at the end of a period. Additionally, the Trust previously presented paid-in capital account as a sum of the accumulated income and subscriptions for the prior periods, as opposed to showing the accumulated subscriptions. According to the FASB ASC 946-210-45-4, the composition of net assets should be reported in total (cumulative amounts). As such the error in the previous presentation has been corrected.

The above error in the presentation did not change the results of operation, the total assets, liabilities, or total net assets as previously reported by the Trust.

Impact of the Restatement

The impact of the restatement on statements of assets and liabilities is presented below:

Statement of Assets and Liabilities
December 31, 2020	As Previously Reported	Restatement Adjustment	As Restated
Net assets
Paid-in capital	$9,837,135	$(1,686,149)	$8,150,986
Subscriptions	3,175,825	(3,175,825)	-
Net investment loss	(169,129)	169,129	-
Accumulated net investment loss		(266,516)	(266,516)
Net realized gain on investment in Bitcoin	18,466	(18,466)	-
Accumulated net realized gain on investment in Bitcoin		65,219	65,219
Net change in unrealized appreciation on investment in Bitcoin	32,044,385	(32,044,385)	-
Accumulated net change in unrealized appreciation on investment in Bitcoin		36,956,993	36,956,993
	$44,906,682	$-	$44,906,682

3.     Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. The Trust uses fair value as its method of accounting for Bitcoin in accordance with its classification as an investment company for accounting purposes. The Trust is not registered under the Investment Company Act of 1940.

Use of Estimates

GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. The most significant estimate in the financial statements is the fair value of investments. Actual results could differ from those estimates and these differences could be material.

Cash

Cash is received by the Trust and held for investment in Bitcoin. Cash held by the Trust represents deposits maintained with Signature Bank (New York). At times, bank deposits may be in excess of federally insured limits.

Subscriptions and Redemptions of Units

Proceeds received by the Trust from the issuance and sale of Units consist of Bitcoin deposits and forked or airdropped cryptocurrency coins from the Bitcoin Network, or their respective U.S. dollar cash equivalents. Such Bitcoins (or cash equivalent) will only be (1) owned by the Trust and held by the Custodian (or, if cash, used by the Sponsor to purchase Bitcoins to be held by the Custodian), (2) disbursed (or converted to U.S. dollars, if necessary) to pay the Trust’s expenses, (3) distributed to Accredited Investors (subject to obtaining regulatory approval from the Securities and Exchange Commission (“SEC”) described below) in connection with the redemption of Units, (4) distributed (or converted to U.S. dollars, prior to distribution, to Unitholders as dividends), and (5) liquidated in the event that the Trust terminates or as otherwise required by law or regulation.

The Trust conducts its transactions in Bitcoin, including receiving Bitcoin for the creation of Units and delivering

Bitcoin for the redemption of Units (if a redemption program were to be established) and for the payment of the Sponsor Fee.

During June 2020 the Trust began a continuous offering of up to $5,000,000 of Units with no par value, each Unit representing a fractional undivided beneficial interest in the Trust. 154,183 Units were sold to both accredited and non-accredited investors in an offering of $5,000,000 of Units, dated June 1, 2020, registered in Connecticut and qualified in New York, pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) (“Rule 504 Offering”). The Rule 504 Offering closed on August 12, 2020. These Units have been adjusted retroactively to reflect the 4:1 stock split effective January 5, 2021.

On November 12, 2020, the Trust began an offering of an unlimited number of Units pursuant to Rule 506(c) under the Securities Act (“November 2020 Offering”). 4,206,224 Units were sold pursuant to the November 2020 Offering. These Units have been adjusted retroactively to reflect the 4:1 stock split effective January 5, 2021.

On December 30, 2020, the Sponsor of the Trust announced that it has declared a four to one split of the Trust’s issued and outstanding Units of fractional undivided beneficial interest. With the Unit split, Unitholders of record on December 31, 2020 received four additional Units of the Trust for each Unit held. The effective date of the split was January 5, 2021.

On January 14, 2021, The Financial Industry Regulatory Authority (“FINRA”) determined that the Trust’s Units met the criteria for trading on the over-the-counter market (“OTC Market”). On February 16, 2021, the Trust’s Units began trading in the OTC Market, operated by OTC Markets Group, Inc., under the ticker symbol “OBTC.” On March 3, 2021, the Trust’s Units began trading in the OTCQX tier of the OTC Market, under the ticker symbol “OBTC.”

As of September 30, 2021, there were 8,340,536 Units issued and outstanding. 4,206,224 of the Units are restricted securities that may not be resold absent registration or an exemption from registration under the Securities Act, and 4,134,312 of the Units are unrestricted securities.

The Trust is currently unable to redeem Units. At some date in the future, the Trust may seek approval from the SEC to operate an ongoing redemption program.

Investment Transactions and Revenue Recognition

The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as the net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using a first in first out method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor Fee in Bitcoin. Bitcoin Markets continuously trade without a traditional market close. The Trust will consider transactions that take place after 4:00 pm New York time but before the end of the reporting period.

Management Fees and Trust Expenses

The Trust is expected to pay the remuneration due to the Sponsor (the “Management Fee” or “Sponsor Fee”). Effective November 1, 2020, the Management Fee changed to an annual rate of 0.49% of the daily Net Asset Value of the Trust and accrues daily in Bitcoin. Prior to November 1, 2020, the Management Fee equaled an annual rate of 0.99% of the daily Net Asset Value of the Trust and accrued daily in Bitcoin. The Management Fee is payable at the Sponsor’s sole discretion, in Bitcoin or in U.S. Dollars for the Bitcoin market price in effect for such Bitcoin at the time of payment.

In accordance with its Trust Agreement, the Sponsor bears the routine operational, administrative and other ordinary administrative operating expenses of the Trust as “Assumed Expenses” other than audit fees, index license fees, aggregate legal fees in excess of $50,000 and the fees of the Custodian (revised “Excluded

Expenses”) and certain extraordinary expenses of the Trust, including but not limited to taxes and governmental charges, expenses and costs, expenses and indemnities related to any extraordinary services performed by the Sponsor (or any other service provider, including the Delaware Trust Company (the “Trustee”)) on behalf of the Trust to protect the Trust or the interest of Unitholders, indemnification expenses, fees and expenses related to public trading on OTCQX (“Extraordinary Expenses”).

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

GAAP utilizes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Trust. Unobservable inputs reflect the Trust’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

●      Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, these valuations do not entail a significant degree of judgment.

●      Level 2 – Valuations based on quoted prices in markets that are not active or for which significant inputs are observable, either directly or indirectly.

●      Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary by investment. To the extent that valuations are based on sources that are less observable or unobservable in the market, the determination of fair value requires more judgment. Fair value estimates do not necessarily represent the amounts that may be ultimately realized by the Trust.

Valuation of Bitcoins and definition of Net Asset Value

The net asset value (“NAV”) of the Trust is used by the Trust in its day-to-day operations to measure the net value of the Trust’s assets. The NAV is calculated on each business day and is equal to the aggregate value of the Trust’s assets less its liabilities (which include accrued but unpaid fees and expenses, both estimated and finally determined), based on the Bitcoin market price. Effective May 18, 2021 the Trust utilizes the Coinbase Pro price as the Bitcoin market price to determine fair value and its principal market. When determining the Trust’s principal market, the Trust utilizes select OTC counterparties to determine, at their own discretion and based on market fluctuation, suitable Bitcoin markets. Prior to May 18, 2021 the Trust was utilizing the CMBI Price as the Bitcoin market price, which was measured at 4:00 p.m. New York Time using the CMBI Index Bitcoin rate shown under the Coin Metrics Bletchley Indexes and administrated by Coin Metrics. In determining the NAV of the Trust on any business day, the Trust will calculate the price of the Bitcoins held by the Trust as of 4:00 P.M. New York time on such day. The Trust will also calculate the NAV per Unit of the Trust, which equals the NAV of the Trust divided by the number of outstanding Units (the “NAV per Unit”). The Trust will calculate the NAV and NAV per Unit on each business day and these amounts will be published as soon thereafter as practicable on the Trust’s website, at www.ospreyfunds.io. The Trust will use the Coinbase Pro price as the Bitcoin market price to be used when determining NAV. If no determination of the NAV of the Trust and the NAV per Unit can be made based on the

Coinbase Pro price, the Trust will consult publicly available Bitcoin pricing sources, such as exchanges and indexes, to determine such price.

4.     Fair Value of Bitcoin

The investment measured at fair value on a recurring basis and categorized using the three levels of fair value hierarchy consisted of the following as of September 30, 2021 and December 31, 2020:

	Number	Per Bitcoin	Amount at	Fair Value Measurement Category
September 30, 2021	of Bitcoin	Fair Value	Fair Value	Level 1	Level 2	Level 3

Investment in Bitcoin	2,834.82	$43,529.16	$123,397,436	$-	$123,397,436	$-

	Number	Per Bitcoin	Amount at	Fair Value Measurement Category
December 31, 2020	of Bitcoin	Fair Value	Fair Value	Level 1	Level 2	Level 3

Investment in Bitcoin	1,548.46	$29,026.66	$44,946,574	$-	$44,946,574	$-

The Trust’s liabilities accrued in Bitcoin are converted into United States dollar amounts at the period-end Bitcoin price. The fluctuations arising from the effect of changes in liabilities denominated in Bitcoin are included with the net realized or unrealized appreciation or depreciation on investment in Bitcoin in the statements of operations.

The following represents the changes in quantity and the respective fair value of Bitcoin for the year ended December 31, 2020:

	Bitcoin	Fair Value
Balance at January 1, 2020	1,376.48	$9,846,468
Bitcoin distributed for Management Fee, related party	(13.41)	(107,310)
Bitcoin distributed for custody fees	(2.45)	(31,260)
Subscriptions	187.84	3,175,825
Net realized gain on investment in Bitcoin	-	18,466
Net change in unrealized appreciation on investment in Bitcoin	-	32,044,385
Balance at December 31, 2020	1,548.46	$44,946,574

Net realized loss on the transfer of Bitcoins to pay the Sponsor Fee and other expenses for the year ended December 31, 2021, was $18,466. Net change in unrealized appreciation on investment in Bitcoin for year ended December 31, 2021 was $32,044,385.

The following represents the changes in quantity and the respective fair value of Bitcoin for the period ended September 30, 2021:

	Bitcoin	Fair Value
Balance at January 1, 2021	1,548.46	$44,946,574
Bitcoin distributed for Management Fee, related party	(8.66)	(387,774)
Bitcoin distributed for custody and index fees	(4.47)	(183,619)
Subscriptions	1,299.49	68,827,516
Net realized loss on investment in Bitcoin	-	(56,961)
Net change in unrealized appreciation on investment in Bitcoin	-	10,251,700
Balance at September 30, 2021	2,834.82	$123,397,436

Net realized loss on the transfer of Bitcoins to pay the Sponsor Fee and other expenses for the nine months ended September 30, 2021, was $72,220, which includes $56,961 net realized loss on investment in Bitcoin, and $15,259 net realized loss resulted from the changes in liabilities denominated in Bitcoin. Net change in unrealized appreciation on investment in Bitcoin for the nine months ended September 30, 2021 was $10,266,723, which includes net change in unrealized appreciation on investment in Bitcoin of $10,251,700, and $15,023 net unrealized gain effect due to changes in value of liabilities.

5.     Income Taxes

The Trust is a grantor trust for U.S. federal income tax purposes. Accordingly, the Trust will not be subject to U.S. federal income tax. Rather, each beneficial owner of Units will be treated as directly owning its pro rata share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions will “flow through” to each beneficial owner of Units.

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of September 30, 2021, the Trust did not have a liability for any unrecognized tax amounts for uncertain tax positions related to federal, state, and local income taxes.

However, the conclusions concerning the determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of September 30, 2021 or December 31, 2020. The Trust’s 2019 and 2020 tax returns are subject to audit by federal, state and local tax authorities.

6.     Related Parties

Osprey Fund LLC and REX Shares, LLC, which is under common control with the Sponsor, are related parties of the Trust.

The Trust is responsible for custody, and index fees, which are accrued daily in Bitcoins, and paid by the Sponsor on behalf of the Trust. For the three months ended September 30, 2021, and 2020 the Trust reimbursed the Sponsor the expenses in the amount of $40,786 and $30,146, respectively. For the nine months ended September 30, 2021, and 2020 the Trust reimbursed the Sponsor the expenses in the amount of $192,263 and $30,146, respectively.

The Sponsor in its discretion, may elect to reduce, or waive, the Trust’s expenses. For the three months ended September 30, 2021, and 2020, the Sponsor irrevocably waived $55,500, and $0, respectively, of the Trust’s audit fees. For the nine months ended September 30, 2021, and 2020, the Sponsor irrevocably waived $55,500, and $0, respectively, of the Trust’s audit fees.

For the three months ended September 30, 2021, and 2020, the Trust incurred Management Fees of $146,014 and $37,441, respectively, which are recorded in the accompanying statements of operations. For the nine months ended September 30, 2021, and 2020, the Trust incurred Management Fees of $410,107 and $94,941, respectively, which are recorded in the accompanying statements of operations. As September 30, 2021 and December 31, 2020, there were unpaid Management Fees of $49,670 and $18,459 , respectively, which are recorded in the accompanying statements of assets and liabilities.

The Trust’s Management Fee is accrued daily in Bitcoins and will be payable, at the Sponsor’s sole discretion, in Bitcoins or in U.S. dollars at the Bitcoin market price in effect at the time of such payment. From inception through the period ended September 30, 2021, all Management Fee have been made in Bitcoin to the Sponsor.

7.     Risks and Uncertainties

Investment in Bitcoin

The Trust is subject to various risks including market risk, liquidity risk, and other risks related to its concentration in a single asset, Bitcoin. Investing in Bitcoin is currently unregulated, highly speculative, and volatile.

The net asset value of the Trust relates primarily to the value of Bitcoin held by the Trust, and fluctuations in the price of Bitcoin could materially and adversely affect an investment in the Units of the Trust. The price of Bitcoin has a limited history. During such history, Bitcoin prices have been volatile and subject to influence by many factors including the levels of liquidity.

If Bitcoin exchanges continue to experience significant price fluctuations, the Trust may experience losses. Several factors may affect the price of Bitcoin, including, but not limited to, global Bitcoin supply and demand, theft of Bitcoin from global exchanges or vaults, and competition from other forms of digital currency or payment services.

The Bitcoin held by the Trust are commingled and the Trust’s Unitholders have no specific rights to any specific Bitcoin. In the event of the insolvency of the Trust, its assets may be inadequate to satisfy a claim by its Unitholders.

There is currently no clearing house for Bitcoin, nor is there a central or major depository for the custody of Bitcoin. There is a risk that some or all of the Trust’s Bitcoin could be lost or stolen. The Trust does not have insurance protection on its Bitcoin which exposes the Trust and its Unitholders to the risk of loss of the Trust’s Bitcoin. Further, Bitcoin transactions are irrevocable.

Stolen or incorrectly transferred Bitcoin may be irretrievable. As a result, any incorrectly executed Bitcoin transactions could adversely affect an investment in the Trust.

To the extent private keys for Bitcoin addresses are lost, destroyed or otherwise compromised and no backup of the private keys are accessible, the Trust may be unable to access the Bitcoin held in the associated addresses and the private keys will not be capable of being restored. The processes by which Bitcoin transactions are settled are dependent on the Bitcoin peer-to-peer network, and as such, the Trust is subject to operational risk. A risk also exists with respect to previously unknown technical vulnerabilities, which may adversely affect the value of Bitcoin.

On March 11, 2020, the World Health Organization officially declared COVID-19, the disease caused by the novel coronavirus, a pandemic. Management is closely monitoring the evolution of the pandemic, including how it may affect the economy and general population.

8.     Contingencies

In the normal course of business, the Trust enters into contracts with service providers that contain a variety of representations and warranties and which provide general indemnifications. It is not possible to determine the maximum potential exposure or amount under these agreements due to the Trust having no prior claims.

Based on experience, the Trust would expect the risk of loss to be remote.

9.     Financial Highlights Per Unit Performance

	Three months ended September 30, 2021			Three months ended September 30, 2020			Nine months ended September 30, 2021			Nine months ended September 30, 2020
Per Unit Performance	(Unaudited)			(Unaudited)			(Unaudited)			(Unaudited)
(for a unit outstanding throughout the period)

Net asset value per unit at beginning of period	$11.83			$3.14		*	$9.91		*	$2.47		*

Net increase (decrease) in net assets resulting from operations
Net realized gain (loss) and change in unrealized appreciation (depreciation) on investment	2.98			0.54			5.19			1.23
Net investment loss	(0.03)			(0.01)			(0.32)			(0.03)
Net increase (decrease) in net assets resulting from operations	2.95			0.53			4.87			1.20

Net asset value per unit at end of period	$14.78			$3.67		*	$14.78			$3.67		*

Total return	24.94%			16.88%			49.14%			48.58%

Supplemental Data
Ratios to average net asset value
Expenses	0.83%		**	1.52%			0.76%		**	1.26%

Net investment loss	(0.83	) %		(1.52	) %		(0.76	) %		(1.26	) %

* Units have been adjusted retroactively to reflect the 4:1 stock split effective January 5, 2021.

** Such percentages are after expenses waivers. The Sponsor voluntarily waived a portion of Other Expenses (equal to 0.07% of average net assets, annualized for the period less than one year).

An individual Unitholder’s return, ratios, and per Unit performance may vary from those presented above based on the timing of Unit transactions.

Total return is calculated assuming an initial investment made at the net asset value at the beginning of the year and assuming redemption on the last day of the year. Ratios have been annualized for the partial periods ended September 30, 2021 and September 30, 2020. The net asset value per unit at the beginning of the periods have been adjusted to reflect the stock split that occurred effective January 5, 2021.

10.  Subsequent Events

Effective November 1, 2021, the Trust suspended the November 2020 Offering under rule 506(c) under the Securities Act.

There are no other events that have occurred through November 15, 2021, the date the financial statements were available to be issued, that require disclosure other than that which has already been disclosed in these notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under Part II, Item 1A. Risk Factors in this Quarterly Report.

Trust Overview

The Trust is a passive investment vehicle and its assets will not be actively managed. As a result, it will not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the market prices of Bitcoins.

The investment objective of the Trust is for the Units to reflect the performance of Bitcoin as measured by reference to the Index, less the aggregate Trust expenses and other liabilities. The Units are intended to constitute a cost-effective and convenient means of gaining investment exposure to Bitcoin. However, an investment in the Units may operate and perform differently over time, and at any given time, than an investment directly in Bitcoin due to such factors as Trust fees and expenses, the quantity of Units available for trading, and the relative liquidity, and differences in the markets trading Bitcoin from the markets trading the Units (e.g. hours of operation, marketplace rules, clearance and settlement, market participants). Although the Units will not be the exact equivalent of a direct investment in Bitcoin, they provide investors with an alternative that constitutes a relatively cost-effective way to participate in Bitcoin markets through the securities market.

The activities of the Trust are limited to (i) issuing Units in exchange for cash or Bitcoin transferred to the Trust as consideration in connection with the issuance of those Units, (ii) transferring or selling Bitcoin (including forks in the Bitcoin Network) as necessary to pay the 0.49% Management Fee, audit fees, index license fees, aggregate legal fees in excess of $50,000 and the fees of the Custodian (collectively, the “Excluded Expenses”) and certain extraordinary expenses of the Trust, including but not limited to taxes and governmental charges, expenses and costs, expenses and indemnities related to any extraordinary services performed by the Sponsor (or any other service provider, including the Trustee) on behalf of the Trust to protect the Trust or the interest of Unitholders, indemnification expenses, fees and expenses related to public quotation on OTCQX (collectively, the “Extraordinary Expenses”), (iii) transferring Bitcoin in exchange for Units surrendered for redemption (at such time as redemptions from the Trust are permitted by the SEC and subject to the approval of the Sponsor), (iv) causing the Sponsor to sell Bitcoins upon the termination of the Trust, (v) making distributions of Bitcoin (including any Additional Currency (as defined below)) or cash from the sale thereof, and (vi) engaging in all administrative and security procedures necessary to accomplish such activities in accordance with the provisions of the Trust Agreement and the custodial services agreement.

At this time, the Trust is not operating a redemption program for Units and therefore Units are not redeemable by the Trust. In addition, the Trust may halt issuances of Units for extended periods of time. As a result, the value of the Units of the Trust may not approximate, and when traded on any secondary market, the Units may trade at a substantial premium over, or discount to, the Trust’s NAV per Unit.

Additional Currency

From time to time, the Trust may come into possession of rights incident to its ownership of Bitcoins, which permit the Trust to acquire, or otherwise establish dominion and control over, other virtual currencies. These rights are generally expected to arise in connection with forks in the Blockchain, airdrops offered to holders of Bitcoins and other similar events and arise without any action of the Trust or of the Sponsor or Trustee on behalf of the Trust. We refer to these rights as “Incidental Rights” and any such virtual currency acquired through Incidental Rights as “Additional Currency.” The Trust does not expect to take any Additional Currency it may hold into account for purposes of determining the Trust’s Bitcoin Holdings or the Bitcoin Holdings per Unit.

With respect to any fork, airdrop or similar event, the Sponsor may, in its discretion, decide to cause the Trust to distribute the Additional Currency in-kind to an agent of the Unitholders for resale by such agent, or to irrevocably abandon the Additional Currency. In the case of a distribution in-kind, the Unitholders’ agent would attempt to sell the Additional Currency, and if the agent is able to do so, remit the cash proceeds to Unitholders. There can be no assurance as to the price or prices for any Additional Currency that the agent may realize, and the value of the Additional Currency may increase or decrease after any sale by the agent. In the case of abandonment, the Trust would not receive any direct or indirect consideration for the Additional Currency and thus the value of the Units will not reflect the value of the Additional Currency.

Trust Expenses

The Trust’s only ordinary recurring expenses are expected to be the Management Fee, index license fees and custody fees. The Trust is also responsible for annual legal fees in excess of $50,000, and audit fees. The Management Fee is assessed at an annual rate of 0.49% of the daily NAV of the Trust and will accrue solely in Bitcoins and will be payable at the Sponsor’s sole discretion, in Bitcoins or U.S. dollars and valued at the Bitcoin Market Price (as defined below) in effect for such Bitcoin at the time of such payment. The Management Fee is payable to the Sponsor monthly in arrears. If the Trust holds any Additional Currency, the Trust may pay the Management Fee, in whole or in part, with such Additional Currency by entering into an agreement with the Sponsor and transferring such Additional Currency to the Sponsor at a value to be determined in accordance with the terms of such agreement, but only if such agreement and transfer do not conflict with the terms of the Trust Agreement.

The Trust’s NAV is calculated daily, by reference to the Bitcoin market price as measured at 4:00 p.m., New York time available at https://pro.coinbase.com/trade/BTC-USD (the “Bitcoin Market Price”). The administrator, on behalf of the Trust, accrues the custody and Management Fees on a daily basis. Expenses are accrued in Bitcoin, and the accrual balance is evaluated daily, based on the fluctuations in the Bitcoin Market Price. Custody fees are calculated based on the total Bitcoins held in the Trust as of the end of the day and according to the agreed upon fee schedule with the Custodian. Management Fees are calculated daily net of the current day-accrued Custody fees. All expenses are allocated pro rata based on the number of Units issued and outstanding.

To cause the Trust to pay Trust Expenses, the Sponsor will instruct the Custodian to (i) withdraw from the Bitcoin account the number of Bitcoins equal to the accrued but unpaid Fees and (ii) transfer such Bitcoins to the Sponsor’s account at such times as the Sponsor determines in its absolute discretion.

As partial consideration for its receipt of the Management Fee, the Sponsor has assumed the obligation to pay the fees paid to the Trustee, the Transfer Agent, and the Custodian (“Assumed Expenses”). The Sponsor has not assumed the obligation to pay Assumed Expenses.

After payment of the Assumed Expenses for the Trust, the Sponsor may use the remaining portion of the Management Fee received from the Trust at its discretion, which may include the payment of fees from time to time for the referral of new investors in the Trust.

The number of Bitcoins represented by a Unit will decline each time the Trust pays the Management Fee or any Assumed Expenses by transferring or selling Bitcoins.

Critical Accounting Policies and Estimates

Investment Transactions and Revenue Recognition

The Trust considers investment transactions to be the receipt of Bitcoin for Units creations and the delivery of Bitcoin for Units redemptions or for payment of expenses in Bitcoin. At this time, the Trust is not accepting redemption requests from unitholders. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor Fee in Bitcoin.

Principal Market and Fair Value Determination

To determine which Bitcoin market will serve as the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s NAV, the Trust follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for Bitcoin in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that Bitcoin is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Trust purchases Bitcoin directly from various counterparties, such as Galaxy Digital, Jane Street, and Cumberland DRW LLC, and does not itself transact in any Bitcoin markets. Therefore, the Trust looks to these counterparties when assessing entity-specific and market-based volume and the level of activity in the Bitcoin markets. The Trust utilizes the Bitcoin Market Price to determine the value of Bitcoin at any given time. The Trust evaluates its principal market selection (or in the absence of a principal market the most advantageous market) at least annually and conducts a quarterly analysis to determine (i) if there have been recent changes to each Bitcoin market’s trading volume and level of activity in the trailing twelve months, (ii) if any Bitcoin markets have developed that the Trust has access to, or (iii) if recent changes to a Bitcoin market’s price stability have occurred that would materially impact the selection of the principal market and necessitate a change in the Trust’s determination of its principal market. The Trust does not anticipate changing its principal market more frequently than annually, in connection with its annual evaluation of its principal market selection and annual financial audit. Each annual evaluation will take into account the findings from the Trust’s quarterly reviews.

The cost basis of a Trust investment in Bitcoin recorded by the Trust for financial reporting purposes is the fair value of the Bitcoin at the time of contribution to the Trust. The Bitcoin cost basis recorded by the Trust may differ from the value of the proceeds collected by the Sponsor from the sale of the corresponding Units to investors.

Investment Company Considerations

The Trust is an investment company for GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services – Investment Companies. The Trust uses fair value as its method of accounting for Bitcoin in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Review of Financial Results (unaudited)

Financial Highlights for the Three and Nine Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net realized and unrealized (loss) gain on investment in Bitcoin	$24,809,981	$2,222,669	$10,194,503	$4,940,233
Net (decrease) increase in net assets resulting from operations	$24,577,170	$2,166,767	$9,557,239	$4,821,457
Net assets	$123,291,217	$15,175,464	$123,291,217	$15,175,464

Net realized and unrealized gain on investment in Bitcoin for the three months ended September 30, 2021 was $24,809,981 which includes a realized loss of $11,480 on the transfer of Bitcoins to pay the Sponsor’s Fee and other expenses and net change in unrealized appreciation on investment in Bitcoin of $24,821,461. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $34,764.81 per Bitcoin as of June 30, 2021 to $43,529.16 per Bitcoin as of September 30, 2021. Net increase in net assets resulting from operations was $24,577,170 for the three months ended September 30, 2021, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $146,014 and other expenses of $86,797, net of waivers. Net assets increased to $123,291,217 at September 30, 2021, a 25% increase for the period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and capital contribution of approximately 9.55 Bitcoin with a value of $384,982 to the Trust in connection with Units issuance during the period, which was partially offset by the Trust’s Net expenses of $232,811 for the period.

Net realized and unrealized gain on investment in Bitcoin for the three months ended September 30, 2020 was $2,222,669 which includes a realized loss of $4,175 on the transfer of Bitcoins to pay the Sponsor’s Fee and other expenses to the Sponsor and net change in unrealized appreciation on investment in Bitcoin of $2,226,844. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $9,140.27 per Bitcoin as of June 30, 2020 to $10,721.92 per Bitcoin as of September 30, 2020. Net increase in net assets resulting from operations was $2,166,767 for the three months ended September 30, 2020, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $37,441 and Other expenses of $18,461. Net assets increased to $15,175,464 at September 30, 2020, a 19% increase for the period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and the contribution of approximately 28.03 Bitcoin with a value of $280,001 to the Trust in connection with Units issuance during the period, which was partially offset by the Trust’s Net expenses of $55,902 for the period.

Net realized and unrealized gain on investment in Bitcoin for the nine months ended September 30, 2021 was $10,194,503 which includes a realized loss of $72,220 on the transfer of Bitcoins to pay the Sponsor’s Fee and other expenses and net change in unrealized appreciation on investment in Bitcoin of $10,266,723. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $29,026.66 per Bitcoin as of December 31, 2020 to $43,529.16 per Bitcoin as of September 30, 2021. Net increase in net assets resulting from operations was $9,557,239 for the nine months ended September 30, 2021, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $410,107 and Other expenses of $227,157, net of waivers. Net assets increased to $123,291,217 at September 30, 2021, a 175% increase for the period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and the contribution of approximately 1,299.49 Bitcoin with a value of $68,827,296 to the Trust in connection with Units issuance during the period, which was partially offset by the Trust’s Net expenses of $637,264 for the period.

Net realized and unrealized gain on investment in Bitcoin for the nine months ended September 30, 2020 was $4,940,233 which includes a realized gain of $22,780 on the transfer of Bitcoins to pay the Sponsor’s Fee and other expenses to the Sponsor and net change in unrealized appreciation on investment in Bitcoin of $4,917,453. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $7,153.37 per Bitcoin as of December 31, 2019 to $10,721.92 per Bitcoin as of September 30, 2020. Net increase in net assets resulting from operations was $4,821,457 for the nine months ended September 30, 2020, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $94,941 and Other expenses of $23,835. Net assets increased to $15,175,464 at September 30, 2020, an 54% increase for the period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and the contribution of approximately 52.84 Bitcoin with a value of $516,872 to the Trust in connection with Units issuance during the period, which was partially offset by the Trust’s Net expenses of $118,776 for the period.

Off-Balance Sheet Arrangements

The Trust is not a party to any off-balance sheet arrangements.

Cash Resources and Liquidity

When selling Bitcoins and/or Additional Currency to pay Extraordinary Expenses, the Sponsor endeavors to sell the exact number of Bitcoins and/or Additional Currency needed to pay expenses in order to minimize the Trust’s holdings of assets other than Bitcoin. As a consequence, the Sponsor expects that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

In exchange for the Sponsor Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this Quarterly Report was the Sponsor Fee. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020		2021		2020
Bitcoins:

Opening balance	2,829.85	1,394.28		1,548.46		1,388.00

Purchases	9.55	28.03		1,299.49		52.84

Sponsor Fee, related party	(3.70)	(3.49)		(8.66)		(22.02)

Custody and Index Fee	(0.88)	(1.72)		(4.47)		(1.72)
Closing balance	2,834.82	1,417.10		2,834.82		1,417.10

Accrued but unpaid Sponsor Fee, related party	(1.14)	(1.15)		(1.14)		(1.15)

Accrued but unpaid Custody and Index Fee	(1.30)	(0.60)		(1.30)		(0.60)

Net closing balance	2,832.38	1,415.35		2,832.38		1,415.35
Number of Units:

Opening balance	8,312,486	4,052,472	*	4,529,312	*	3,980,128	*

Issuance	28,050	81,840	*	3,811,224		154,184	*
Closing balance	8,340,536	4,134,312	*	8,340,536		4,134,312	*

	As of September 30,
	2021	2020
NAV per Unit	$14.78	$3.67
Bitcoin Market Price	$43,529.16	$10,721.92
Bitcoin Holdings per Unit	0.00034	0.00034

*	Units have been adjusted retroactively to reflect the 4:1 stock split effective January 5, 2021.

Historical Digital Asset Holdings and Bitcoin Prices

As movements in the price of Bitcoins will directly affect the price of the Units, investors should understand recent movements in the price of Bitcoin. Investors, however, should also be aware that past movements in the Bitcoin price are not indicators of future movements. Movements may be influenced by various factors, including, but not limited to, government regulation, security breaches experienced by service providers, as well as political and economic uncertainties around the world.

The following chart illustrates the movements in the NAV and the Bitcoin Market Price (referred to in the chart as “Market Price”) from the beginning of the Trust’s operations on January 3, 2019 to September 30, 2021.

The table below illustrates the movements in the Bitcoin Market Price since the beginning of the Trust’s operations on January 3, 2019. Since the beginning of the Trust’s operations to September 30, 2021 the Bitcoin Market Price has ranged from $3,358.67 to $63,333.68, with the straight average being $18,862.34. The Sponsor has not observed a material difference between the Bitcoin Market Price and average prices from the constituent Bitcoin exchanges individually or as a group.

Period	Average	High	Date	Low	Date	End of period
From January 3, 2019 to December 31, 2019	$7,379.15	$13,724.33	6/26/2019	$3,358.67	2/7/2019	$7,153.38
Twelve months ended December 31, 2020	$11,131.27	$29,026.66	12/31/2020	$4,956.92	3/16/2020	$29,026.66

Nine months ended September 30, 2021	$44,597.64	$63,333.68	4/15/2021	$29,785.71	7/20/2021	$43,534.56

January 3, 2019 (the inception of the Trust’s operations) to September 30, 2021	$18,862.34	$63,333.68	4/15/2021	$3,358.67	2/7/2019	$43,534.56

Secondary Market Trading

The Trust’s Units have been quoted on OTC Markets since February 12, 2021, and on OTCQX under the symbol OBTC since February 26, 2021. The price of the Units as quoted on OTCQX (and OTC Markets) has varied significantly from the NAV per Unit. From February 12, 2021 to September 30, 2021, the maximum premium of the closing price of the Units quoted on OTCQX (and OTC Markets) over the value of the Trust’s NAV per Unit was approximately 240% and the average daily premium since the Units were first traded on OTC Markets on February 12, 2021 was approximately 19%. As of September 30, 2021, the Trust’s Units were quoted on OTCQX at a discount of approximately 12% to the Trust’s NAV per Unit.

The historical premium of the closing price of the Units quoted on OTCQX and OTC Markets as compared with the NAV per Unit has varied, from a high of 240% on February 16, 2021 (closing price $56.39 per Unit on OTCQX (and OTC Markets) and NAV per Unit $16.58) to a low (i.e., discount) of -13% on September 20, 2021 (closing price $12.97 per Unit on OTCQX (and OTC Markets) and NAV per Unit $14.89). The historical premiums and discounts at times reflect a material deviation from the Bitcoin Market Price.

The following table sets out the range of high and low closing prices for the Units as reported by OTCQX, the Trust’s NAV per Unit and the Trust’s Bitcoin Holdings per Unit for the period from February 12, 2021 to September 30, 2021.

	High			Low
	OTCQX	NAV per Unit	Bitcoin Holdings per Unit	OTCQX	NAV per Unit	Bitcoin Holdings per Unit
2021
(through September 30, 2021)	56.39	21.58	0.00034	12.29	10.13	0.00034

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Trust Agreement does not authorize the Trustee to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Units to any foreign currency related market risk. The Trust does not invest in derivative financial instruments and has no foreign operations or long-term debt instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (who serves as our principal executive officer) and Chief Financial Officer (who serves as our principal financial and accounting officer), to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to ineffective oversight of the Trust’s financial reporting by management, which resulted in a revision of our December 31, 2020 financial statements and our March 31, 2021 financial statements.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We determined that the circumstances that led to the revision of our financial statements described in this Quarterly Report, were due solely to human error, which should be addressed by the following personnel and policy changes. Due solely to the events that led to our revision of our financial statements, management has identified a material weakness in internal controls related to net assets presentation in the statement of assets and liabilities. In light of the revision of our financial statements, we are in the process of remediating the material weakness by enhancing our oversight over financial reporting to ensure that our Financial statements are presented in accordance with GAAP. The enhancements include hiring additional qualified accounting and financial reporting personnel, providing greater access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding financial statements presentation.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 12, 2020, the Trust began an offering of an unlimited number of Units with no par value, each Unit representing a fractional undivided beneficial interest in the Trust pursuant to Rule 506(c) under the Securities Act, which is ongoing (“Current Offering”). 28,050 Units were sold pursuant to Current Offering during the quarter ended September 30, 2021, all of which are restricted units, and may not be resold absent registration or an applicable exemption from registration under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

Osprey Funds, LLC as Sponsor of Osprey Bitcoin Trust (OBTC)

By:	/s/ Gregory D. King
	Name:	Gregory D. King
	Title:	Chief Executive Officer*

By:	/s/ Robert J. Rokose
	Name:	Robert J. Rokose
	Title:	Chief Financial Officer*

Date: November 15, 2021

*	The Registrant is a trust and the persons are signing in their capacities as officers or directors of Osprey Funds, LLC, the Sponsor of the Registrant.