Form 10-K
period 2021-12-31
Osprey Bitcoin Trust
filed 2022-03-30
CIK 1767057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number 000-56307

Osprey Bitcoin Trust

(Exact Name of Registrant as Specified in Its Charter)

Delaware	83-2424407
(State or Other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2021 as reported by the OTC Markets, Inc. on that date: $127,567,271.

Number of shares of the registrant’s common stock outstanding as of March 18, 2022: 8,340,536.

DOCUMENTS INCORPORATED BY REFERENCE: None

ii

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbor created by such sections. Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Annual Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Osprey Bitcoin Trust’s (the “Trust”) operations, the plans of Osprey Funds, LLC (the “Sponsor”) and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Item 1A. Risk Factors.” Forward- looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

INDUSTRY AND MARKET DATA

Although we are responsible for all disclosure contained in this Annual Report on Form 10-K, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Bitcoin industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Statement Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” in this Annual Report.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Annual Report refer to the Sponsor acting on behalf of the Trust.

PART I

Item 1. Business

Trust Overview

Osprey Bitcoin Trust (the “Trust”) is a Delaware Statutory Trust that was formed on January 3, 2019 by the filing of the Certificate of Trust with the Delaware Secretary of State in accordance with the provisions of the Delaware Statutory Trust Act (“DSTA”). The Trust operates pursuant to the Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).

The Trust’s purpose is to hold Bitcoins, which are digital assets that are created and transmitted through the operations of the peer-to-peer Bitcoin Network, a decentralized network of computers that operates on cryptographic protocols. The Trust issues common units of fractional undivided beneficial interest (“Units”), which represent ownership in the Trust, on an ongoing basis, but only to an accredited investor (“Accredited Investor”) (as defined in Rule 501 under the Securities Act of 1933, as amended (the “Securities Act”)). The Units are quoted on OTC Markets Group Inc.’s OTCQX® Best Marketplace (“OTCQX”) under the ticker symbol “OBTC.”

Osprey Funds, LLC is the sponsor of the Trust (the “Sponsor”), Delaware Trust Company is the trustee of the Trust (the “Trustee”), Continental Stock Transfer & Trust Company is the transfer agent of the Trust (in such capacity, the “Transfer Agent”), Theorem Fund Services is the administrator of the Trust (in such capacity, the “Administrator”) and Fidelity Digital Assets Services, LLC was the custodian for the Trust (the “Custodian” or “FDAS”) for the year ended December 31, 2021. On February 4, 2022, the Trust entered into a custodial services agreement (the “New Custodial Services Agreement”) with Coinbase Custody Trust Company, LLC (“Coinbase Custody”). On March 11, 2022, the Trust delivered to the Custodian notice of termination of the custodial services agreement dated May 18, 2020, pursuant to which the Custodian was engaged to keep in safe custody the Trust’s digital assets and to maintain and operate the Trust’s custody account on behalf of the Trust. The notice of termination will become effective on April 10, 2022. On March 10, 2022, the Trust transferred its custodied digital assets from FDAS to Coinbase Custody.

The Trust is authorized under the Trust Agreement to create and issue an unlimited number of Units. The Trust issues Units only in connection with purchase orders for a minimum of $25,000.00 for initial investments and $10,000.00 for subsequent investments. Although the redemption of Units is provided for in the Trust Agreement, Units may not be redeemed from the Trust currently, and absent the granting of certain relief from the U.S. Securities and Exchange Commission (the “SEC”), the Trust does not currently contemplate offering a redemption program. Due to the lack of an ongoing redemption program as well as price volatility, low trading volume and closings of Bitcoin exchanges due to fraud, failure, security breaches or otherwise, there can be no assurance that the market value of the Units will reflect the per Unit value of the Trust’s Bitcoin, less the Trust’s expenses and other liabilities (“NAV per Unit”), and the Units may trade at a substantial premium over, or a substantial discount to, the NAV per Unit. The Units are neither interests in nor obligations of the Sponsor or the Trustee. The Trust may from time to time halt creations.

The Trust determines the current value of Bitcoin by reference to the market price of Bitcoin traded on Coinbase Pro, the Trust’s principal market, as determined at 4:00 p.m., New York time on each day the New York Stock Exchange is open for trading (each, a “Business Day”) (the “Bitcoin Market Price”). The Bitcoin Market Price is available at https://pro.coinbase.com/trade/BTC-USD.

The Trust uses the Bitcoin Market Price to calculate its “Bitcoin Holdings,” which is the aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars, other fiat currency and Additional Currency (as that term is defined herein)), less the U.S. dollar value of the Trust’s expenses and other liabilities calculated in the manner set forth under “Valuation of Bitcoin and Determination of the Trust’s Bitcoin Holdings.” “Bitcoin Holdings per Unit” is calculated by dividing Bitcoin Holdings by the number of Units currently outstanding.

Bitcoin pricing information is available on a 24-hour basis from various financial information service providers or Bitcoin Network information sites such as Tradeblock.com or Bitcoincharts.com. The spot price and bid/ask spreads may also be available directly from Bitcoin exchanges. Market prices for the Units will be available from a variety of sources, including brokerage firms, information websites and other information service providers. In addition, on each business day the Trust’s website will provide pricing information for the Units.

The Trust is not registered as an investment company under the Investment Company Act of 1940 (“Investment Company Act”) and the Sponsor believes that the Trust is not required to register under the Investment Company Act. The Trust will not hold or trade in commodity futures contracts or other derivative contracts regulated by the Commodity Exchange Act (“CEA”), as administered by the Commodity Futures Trading Commission (“CFTC”). The Sponsor believes that the Trust is not a commodity pool for purposes of the CEA, and that neither the Sponsor nor the Trustee is subject to regulation as a commodity pool operator or a commodity trading adviser in connection with the operation of the Trust.

The Trust has no fixed termination date.

Trust Objective and Key Operating Metrics

The investment objective of the Trust, which is a passive investment vehicle, is for the Units to reflect the performance of Bitcoin as measured by reference to Coin Metrics CMBI Bitcoin Index (the “Index”) provided by Coin Metrics Inc. (the “Index Provider”), less the Aggregate Trust Expenses (defined below) and other liabilities. The Units have been quoted on OTC Markets since February 12, 2021, and on OTCQX under the symbol “OBTC” since February 26, 2021, and to date have not met their investment objective.

While an investment in the Units is not a direct investment in Bitcoin, the Units are intended to constitute a cost-effective and convenient means of gaining investment exposure to Bitcoin. The logistics of accepting, transferring and safekeeping of Bitcoin are dealt with by the Sponsor and the Custodian, and the related expenses are built into the price of the Units. Therefore, Unitholders do not have additional tasks or costs over and above those generally associated with investing in any other privately placed security. However, an investment in the Units may operate and perform differently over time, or at any specific point in time, than an investment directly in Bitcoin due to such factors as Trust fees and expenses, the quantity of Units available for trading, the relative liquidity of the Units and differences in the markets trading Bitcoin and Units (e.g., hours of operation, marketplace rules, clearance and settlement and market participants).

The Units are restricted securities that may not be resold except in transactions exempt from registration under the Securities Act and state securities laws and any such transaction must be approved by the Sponsor. In determining whether to grant approval, the Sponsor will specifically look at whether the conditions of Rule 144 under the Securities Act and any other applicable laws have been met. Any attempt to sell Units without the approval of the Sponsor in its sole discretion will be void ab initio.

The Trust’s assets consist solely of Bitcoins, Additional Currency, as defined below, proceeds from the sale of Bitcoins and Additional Currency pending use of such cash for payment of Extraordinary Expenses or distribution to the Unitholders and any rights of the Trust pursuant to any agreements, other than the Trust Agreement, to which the Trust is a party. Each Unit represents a proportional interest, based on the total number of Units outstanding, in each of the Trust’s assets as determined in the case of Bitcoin by reference to the Bitcoin Market Price, less the Trust’s expenses and other liabilities (which include accrued but unpaid fees and expenses). The Sponsor expects that the market price of the Units will fluctuate over time in response to the market price of Bitcoins. In addition, because the Units reflect the estimated accrued but unpaid expenses of the Trust, the number of Bitcoins represented by a Unit will gradually decrease over time as the Trust’s Bitcoins are used to pay the Trust’s expenses. The Trust does not expect to take any Additional Currency it may hold into account for purposes of determining the Trust’s Bitcoin Holdings or the Bitcoin Holdings per Unit.

The Trust’s Bitcoins are carried, for financial statement purposes, at fair value, as required by the U.S. generally accepted accounting principles (“GAAP”). The Trust values its Bitcoin Holdings at the Bitcoin Market Price as of 4:00 p.m., New York time on each Business Day. The net asset value of the Trust determined on a GAAP basis is referred to in this Annual Report as “NAV.” Prior to May 18, 2021, the Trust identified the Index as its principal market and used the Index for purposes of determining the valuation of its NAV. The Trust changed its principal market to Coinbase Pro on May 18, 2021 to facilitate its compliance with GAAP. The Trust selected Coinbase Pro, among other Bitcoin markets, because it provides the greatest liquidity, with approximately 66% of daily trading volume as of January 1, 2022. More information about the valuation of the Trust’s NAV and the use of the Bitcoin Market Price is located herein under “Valuation of Bitcoin and Determination of NAV.”

To determine which Bitcoin market will serve as the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s NAV, the Trust follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for Bitcoin in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that Bitcoin is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable and willing and able to transact.

The cost basis of a Trust investment in Bitcoin recorded by the Trust for financial reporting purposes is the fair value of the Bitcoin at the time of contribution to the Trust. The Bitcoin cost basis recorded by the Trust may differ from the value of the proceeds collected by the Sponsor from the sale of the corresponding Units to investors.

Activities of the Trust

The activities of the Trust are limited to (i) issuing Units in exchange for cash or Bitcoin transferred to the Trust as consideration in connection with the issuance of the Units, (ii) transferring or selling Bitcoin (including forks in the Bitcoin Network) as necessary to pay the 0.49% Management Fee (as defined herein), as well as any Excluded Expenses and any Extraordinary Expenses (as each is defined in the Trust Agreement, “Aggregate Trust Expenses”), (iii) transferring Bitcoin in exchange for Units surrendered for redemption (at such time as redemptions from the Trust are permitted by the SEC and subject the approval of the Sponsor), (iv) causing the Sponsor to sell

Bitcoin upon the termination of the Trust, (v) making distributions of Bitcoin (including any Additional Currency) or cash from the sale thereof and (vi) engaging in all administrative and security procedures necessary to accomplish such activities in accordance with the provisions of the Trust Agreement and the Custodial Services Agreement.

The Trust is a passive investment vehicle, and its assets will not be actively managed. As a result, it will not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the market prices of Bitcoin.

The Sponsor calculates the Trust’s NAV per Unit as of 4:00 p.m., New York time on each Business Day, and publishes the NAV per Unit on the Trust’s website (www.ospreyfunds.io) shortly thereafter.

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

With respect to any fork, airdrop or similar event, the Sponsor will, in its discretion, decide to cause the Trust to distribute the Additional Currency in kind to an agent of the Unitholders for resale by such agent, or to irrevocably abandon the Additional Currency. In the case of an in-kind distribution, the Unitholders’ agent would attempt to sell the Additional Currency, and if the agent is able to do so, remit the cash proceeds to Unitholders. There can be no assurance as to the price or prices for any Additional Currency that the agent may realize, and the value of the Additional Currency may increase or decrease after any sale by the agent. In the case of abandonment, the Trust would not receive any direct or indirect consideration for the Additional Currency and thus the value of the Units will not reflect the value of the Additional Currency.

Trust Expenses

The Trust will pay as an ordinary recurring charge the remuneration due to the Sponsor (the “Management Fee” or “Sponsor Fee”). The Management Fee equals an annualized 0.49% of the average daily NAV of the Trust for each year. The Management Fee will accrue daily in Bitcoin and will be payable, at the Sponsor’s sole discretion, in Bitcoin or in U.S. dollars at the Bitcoin Market Price in effect at the time of such payment. The Sponsor expects that the Trust will pay the Management Fee in monthly installments in arrears. If the Trust holds any Additional Currency, the Trust may pay the Management Fee, in whole or in part, with such Additional Currency by entering into an agreement with the Sponsor and transferring such Additional Currency to the Sponsor at a value to be determined in accordance with the terms of such agreement, but only if such agreement and transfer do not conflict with the terms of the Trust Agreement.

The Sponsor will bear the routine operational, administrative and other ordinary fees and expenses of the Trust (the “Assumed Expenses”); provided, however, that the Trust shall be responsible for audit fees, index license fees, aggregate legal fees in excess of $50,000 per annum and the fees of the Custodian (the “Excluded Expenses”) and certain extraordinary expenses of the Trust, including but not limited to taxes and governmental charges, expenses and costs, expenses and indemnities related to any extraordinary services performed by the Sponsor (or any other Service Provider, including the Trustee) on behalf of the Trust to protect the Trust or the interest of Unitholders, indemnification expenses, fees and expenses related to public quotation on OTCQX (the “Extraordinary Expenses”). Although the Sponsor can provide no assurance as to the frequency or magnitude of any Extraordinary Expenses, the Sponsor expects that they may occur infrequently, if at all.

The Administrator, on behalf of the Trust, accrues the custody, index and Management Fees on a daily basis. Custody fees are calculated based on the total assets held in the Trust as of the end of the day and according to the agreed upon fee schedule with the Custodian. Management Fees are calculated daily net of the current day-accrued Custody fees. All expenses are allocated pro rata based on the number of Units issued and outstanding.

Secondary Market Trading

While the Trust’s investment objective is for the Units to reflect performance of Bitcoin measured by reference to the Index, less the Aggregate Trust Expenses and other liabilities, the Units may trade in the secondary market on the OTCQX (or on another secondary market in the future) at prices that are lower or higher than the NAV per Unit. The amount of the discount or premium in the trading price relative to the NAV per Unit may be influenced by non-concurrent trading hours and liquidity between OTCQX and larger Bitcoin exchanges in the Bitcoin exchange market.

Service Providers of the Trust

The Sponsor

The Trust’s Sponsor is Osprey Funds, LLC, a Delaware limited liability company formed on October 31, 2018. The Sponsor’s principal place of business is 520 White Plains Road, Suite 500, Tarrytown, New York, 10591 and its telephone number is (914) 214-4174. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, Gregory D. King is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

The Sponsor is neither an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”) registered with the SEC nor a commodity pool operator registered with the CFTC and will not be acting in either such capacity with respect to the Trust, and the Sponsor’s provision of services to the Trust will not be governed by the Advisers Act or the CEA.

The Sponsor arranged for the creation of the Trust and quotation of the Units on the OTCQX. The Management Fee is paid by the Trust to the Sponsor for services performed under the Trust Agreement and as partial consideration for Sponsor’s agreement to pay the Assumed Expenses. After payment of the Assumed Expenses for the Trust, the Sponsor may use the remaining portion of the Management Fee received from the Trust at its discretion, which may include the payment of fees from time to time for the referral of new investors in the Trust.

The Sponsor is generally responsible for the day-to-day administration of the Trust under the provisions of the Trust Agreement. This includes (i) preparing and providing periodic reports and financial statements on behalf of the Trust for investors, (ii) processing orders to create (and, should the Trust commence a redemption program, redeem) Units and coordinating the processing of such orders with the Custodian and the Transfer Agent, (iii) calculating and publishing the NAV per Unit and the Bitcoin Holdings per Unit of the Trust each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable, (iv) selecting and monitoring the Trust’s service providers and from time to time engaging additional, successor or replacement service providers (including without limitation the Administrator, Custodian, Cash Custodian, Transfer Agent and Index Provider), (v) instructing the Custodian to withdraw the Trust’s Bitcoin as needed to pay the Management Fee and the other Aggregate Trust Expenses, (vi) upon dissolution of the Trust, distributing the Trust’s remaining Bitcoin or the cash proceeds of the sale thereof to the owners of record of the Units and (vii) when applicable, establishing the principal market for GAAP valuation. In addition, if there is a fork in the Bitcoin Network after which there is a dispute as to which network resulting from the fork is the Bitcoin Network, the Sponsor has the authority to select the network that it believes in good faith is the Bitcoin Network, unless such selection or authority would otherwise conflict with the Trust Agreement.

The Sponsor does not store, hold or maintain custody or control of the Trust’s Bitcoin but instead has entered into the Custodial Services Agreement with the Custodian to facilitate the security of the Trust’s Bitcoin.

The Sponsor may transfer all or substantially all of its assets to an entity that carries on the business of the Sponsor if at the time of the transfer the successor assumes all of the obligations of the Sponsor under the Trust Agreement. In such an event, the Sponsor will be relieved of all further liability under the Trust Agreement.

Index Provider Agreement

The Index Provider and the Sponsor have entered into an index provider agreement (the “Index Provider Agreement”) governing the Sponsor’s use of the Index. The Index Provider may adjust the calculation methodology for the Index without notice to, or consent of, the Trust or its Unitholders. Under the Index Provider Agreement, the Sponsor pays a monthly fee and a fee based on the Bitcoin Holdings of the Trust to the Index Provider in consideration of its license to the Sponsor of Index-related intellectual property. The Trust reimburses the Sponsor the index license fees as part of the Excluded Expenses.

Under the Index Provider Agreement, the Index Provider generally disclaims all warranties, including non-infringement and fitness for a particular purpose. The Index is provided on an “as-is,” “as available,” and “with all faults” basis. The Index Provider, however, agreed to indemnify the Sponsor and the Trust against any claim, demand suit, investigation or proceeding made or brought by a third party, alleging that the use of the service permitted under the Index Provider Agreement infringes or misappropriates a third-party copyright, trade secret, trademark or United States patent. The Index Provider will pay all costs, including reasonable attorneys’ fees and any settlement amounts agreed to by the Index Provider or damages award in connection with such third-party claim.

The Trust will notify Unitholders of material changes to Index methodology or composition, upon being notified of such change by the Index Provider, through a filing of a current report on Form 8-K with the SEC.

Pursuant to the Trust Agreement, the Sponsor has general discretion to select a different index (or otherwise change the fund’s investment objectives).

Under the Index Provider Agreement, the Sponsor may use the Index, including without limitation, for use in internal fund administration such as portfolio valuation and accounting and for display on Sponsor’s websites, social media, or mobile applications, as we as inclusion in publications, reports, advertisements and other informational materials. The Trust currently uses the Index solely as the basis for determining the Trust’s investment objective. It does not currently rely on the Index for determining NAV or otherwise valuing Trust assets.

The Sponsor is required to indemnify the Index Provider, including its officers, directors, employees, agents, contractors, representatives and affiliates against any claims made or brought against the Index Provider arising from Sponsor’s breach, or alleged breach, of the Index Provider Agreement.

The Index Provider Agreement is governed by the laws of the Commonwealth of Massachusetts.

The Trustee

Delaware Trust Company serves as Delaware trustee of the Trust under the Trust Agreement. The Trustee has its principal office at 251 Little Falls Drive, Wilmington, Delaware 19808. The Trustee is unaffiliated with the Sponsor. A copy of the Trust Agreement is available for inspection at the Sponsor’s principal office identified above.

The Trustee is appointed to serve as the trustee of the Trust in the State of Delaware for the sole purpose of satisfying the requirement of Section 3807(a) of the DSTA that the Trust have at least one trustee with a principal place of business in the State of Delaware. The duties of the Trustee will be limited to (i) accepting legal process served on the Trust in the State of Delaware and (ii) the execution of any certificates required to be filed with the Delaware Secretary of State which the Delaware Trustee is required to execute under the DSTA. To the extent that, at law or in equity, the Trustee has duties (including fiduciary duties) and liabilities relating thereto to the Trust or the Unitholders, such duties and liabilities will be replaced by the duties and liabilities of the Trustee expressly set forth in the Trust Agreement. The Trustee will have no obligation to supervise, nor will it be liable for, the acts or omissions of the Sponsor, Transfer Agent, Custodian or any other person.

Neither the Trustee, either in its capacity as trustee on in its individual capacity, nor any director, officer or controlling person of the Trustee is, or has any liability as, the issuer, director, officer or controlling person of the issuer of Units. The Trustee’s liability in connection with the issuance and sale of Units is limited solely to the express obligations of the Trustee as set forth in the Trust Agreement.

The Trustee has not prepared or verified, and will not be responsible or liable for, any information, disclosure or other statement in this Annual Report or in any other document issued or delivered in connection with the sale or transfer of the Units. The Trust Agreement provides that the Trustee will not be responsible or liable for the genuineness, enforceability, collectability, value, sufficiency, location or existence of any of the Bitcoins or other assets of the Trust.

The Trustee is permitted to resign upon at least 60 days’ notice to the Trust. The Trustee will be compensated by the Sponsor and indemnified by the Sponsor and the Trust against any expenses it incurs relating to or arising out of the formation, operation or termination of the Trust, or the performance of its duties pursuant to the Trust Agreement except to the extent that such expenses result from gross negligence, willful misconduct or bad faith of the Trustee. The Sponsor has the discretion to replace the Trustee.

Fees paid to the Trustee are an Assumed Expense.

For a complete discussion of the Trust Agreement, please refer to Amendment No. 1 to Form 10 registration statement, which is incorporated by reference herein.

The Transfer Agent

Continental Stock Transfer & Trust Company, a Delaware corporation, serves as the Transfer Agent of the Trust pursuant to the terms and provisions of the Transfer Agency and Registrar Service Agreement. The Transfer Agent has its principal office at 1 State Street, 30th Floor, New York, New York 10004. A copy of the Transfer Agency and Registrar Service Agreement is available for inspection at the Sponsor’s principal office identified herein.

The Transfer Agent holds the Units primarily in book-entry form. The Sponsor directs the Transfer Agent to credit the number of Units to the investor in response to a creation order. The Transfer Agent will issue the Units. The Transfer Agent will also assist with the preparation of Unitholders’ account and tax statements.

The Sponsor will indemnify and hold harmless the Transfer Agent, and the Transfer Agent will incur no liability for the refusal, in good faith, to make transfers which it, in its judgment, deems improper or unauthorized.

Fees paid to the Transfer Agent are an Assumed Expense.

The Custodian

Fidelity Digital Asset Services, LLC (“FDAS”) served as a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Advisers Act for the year ended December 31, 2021. FDAS is authorized to serve as the Trust’s custodian under the Trust Agreement and pursuant to the terms and provisions of the Custodial Services Agreement. FDAS has its principal office at 245 Summer Street, Boston, MA 02210. A copy of the Custodial Services Agreement is available for inspection at the Sponsor’s principal office identified herein. On February 4, 2022, the Trust entered into the New Custodial Services Agreement with Coinbase Custody. Coinbase Global, Inc. is the parent company of Coinbase Custody and Coinbase Pro, which is the Trust’s principal market that it uses to determine the value of Bitcoin, is a wholly-owned subsidiary of Coinbase Global, Inc. On March 11, 2022, the Trust delivered to FDAS a notice of termination of the Custodial Services Agreement dated May 18, 2020. The notice of termination will become effective on April 10, 2022. On March 10, 2022, the Trust transferred its custodied digital assets from FDAS to Coinbase Custody. Pursuant to the terms of the New Custodial Services Agreement, the Trust’s custodied digital assets are controlled and secured in a segregated custody account. The segregated custody account will allow for the transfer of ownership or control of the Trust’s Bitcoins, on the Trust’s behalf, including the withdrawal of digital assets to pay the Trust’s expenses. All digital asset private keys will be stored in offline storage, or “cold” storage. “Cold” storage is a safeguarding method by which the private keys corresponding to digital assets are disconnected and/or deleted entirely from the internet. As a result of digital assets being stored in “cold” storage, any withdrawal and subsequent transaction request to Coinbase Custody by the Trust requires twenty-four (24) hour notice to process. Such time delay between the withdrawal request and processing of the withdrawal may negatively impact the price of the digital asset upon sale.

Under the Custodial Services Agreement, FDAS controlled and secured the Trust’s “Digital Asset Custody Accounts,” one or more custody accounts that allow for the receipt, safekeeping and maintenance of the Trust’s Digital Assets (as defined in the Custodial Services Agreement) and “Cash Custody Accounts,” one or more cash accounts to hold cash and monies received for deposit, on the Trust’s behalf. FDAS’s services (i) allowed Digital Assets to be deposited from a public blockchain address to the Trust’s Digital Asset Custody Account and (ii) allowed the Trust or Sponsor to withdraw Digital Assets from the Trust’s Digital Asset Custody Account to a blockchain supporting the relevant Digital Asset (the “Custodial Services”). A portion of the Digital Assets held for the Trust were held within an offline storage, or “cold” storage, system to secure the Trust’s private keys.

FDAS could withdraw from the Trust’s Digital Assets Custody Account the amount of Digital Assets necessary to pay the Trust’s expenses. Fees paid to the Custodian are an Excluded Expense.

Under the Custodial Services Agreement with FDAS, the Trust agreed to indemnify and hold harmless FDAS from any third-party claim or third-party demand (including all court costs and reasonable attorneys’ fees) arising out of or in connection with the Custodial Services Agreement or any action taken or not taken pursuant thereto, except where such claim directly results from the gross negligence, fraud or willful misconduct of the Custodian.

The Digital Assets in the Trust’s custody accounts with FDAS were treated as fungible with those digital assets of other clients of FDAS that are based on the same cryptographic protocol or consensus rules of a computer network that are also held in an omnibus wallet by the Custodian on behalf of such other clients. FDAS has no fiduciary duty to the Trust, including with respect to the assets held in the custody accounts under the Custodial Services Agreement.

FDAS provided to the Trust quarterly account statements identifying the Digital Assets in the custody accounts and setting forth all transactions in the custody accounts during such quarter. Upon written request from the Sponsor, FDAS provided copies of quarterly account statements to the Sponsor. In addition, FDAS was permitted to take such steps that it determined necessary or advisable to inspect and protect the security of the assets and the custody accounts.

The Administrator

Theorem Fund Services serves as the Administrator. The Administrator has offices at 141 W. Jackson Blvd Suite 4120, Chicago, IL 60604.

The Administrator is generally responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records. The Administrator’s principal responsibilities include: (i) valuing the Trust’s Bitcoin and calculating the NAV per Unit; (ii) supplying pricing information to the Sponsor for the Trust’s website; (iii) receiving and reviewing reports on the custody of and transactions in cash and Bitcoin from the Cash Custodian and Trust, respectively, and taking such other actions in connection with the custody of cash as the Sponsor instructs; and (iv) accounting and other fund administrative services. The Administrator also provides know your customer, anti-money laundering, and Office of Foreign Assets Control (“OFAC”) compliance check services to the Trust and Sponsor.

The Administrator will liaise with the Trust’s legal, accounting and other professional service providers as needed.

The Administrator will keep proper books of registration and transfer of Units at its office located in New York or such office as it may subsequently designate. These books and records are open to inspection by any person who establishes to the Sponsor’s satisfaction that such person is a Unitholder at all reasonable times during the usual business hours of the Sponsor. The Sponsor will keep a copy of the Trust Agreement on file in its office which will be available for inspection on reasonable advance notice at all reasonable times during its usual business hours by any Unitholder.

Overview of The Bitcoin Industry and Market

Introduction to Bitcoin and the Bitcoin Network

“Bitcoin” is a digital asset and the first so-called cryptocurrency. It uses peer-to-peer technology and cryptographic security features to decentralize control of the overall Bitcoin computer network (the “Bitcoin Network”), and blockchain technology to ensure the secure transfer and authenticity of each Bitcoin. Bitcoin are stored in digital wallets and can be used to pay for goods and services. They can also be purchased, sold and traded on websites that facilitate the transfer of Bitcoin in exchange for government-issued currencies or other cryptocurrencies, traded on cryptocurrency exchanges and transferred in individual end-user-to-end-user transactions under a barter system. Bitcoin benefits include security, decentralization, low transaction costs compared to many other payment systems, the potential for universal use and the ability to divide a single Bitcoin by up to eight decimal places.

A Blockchain is a decentralized, distributed ledger that records the provenance of digital assets. The ledger is public and accessible to all, and portions and copies of it are stored in a decentralized manner on the several thousand computers comprising the Bitcoin Network. Transaction data is permanently recorded in data files called “blocks,” which reflect transactions that have been recorded and authenticated by Bitcoin Network participants known as “miners.” Each newly recorded block of transactions refers back to and “connects” with the immediately preceding recorded block in the ledger. Each new block records outstanding Bitcoin transactions, and outstanding transactions are settled and validated through such recording. The Blockchain is designed to represent a complete, transparent, secure and unbroken history of all the transactions that have occurred on the Bitcoin Network. The Bitcoin Network software source code includes the protocols that govern the creation, or “mining,” of new Bitcoin and the cryptographic system that secures and verifies Bitcoin transactions. New Bitcoin are allocated by the Bitcoin Network protocol through the mining process, subject to a well-known issuance schedule contained within the protocol.

The Blockchain constitutes a record of every Bitcoin, every Bitcoin transaction (including the mining of new Bitcoin) and every Bitcoin address associated with a quantity of Bitcoin. The Bitcoin Network and Bitcoin Network software programs can interpret the Blockchain to determine the exact Bitcoin balance, if any, of any public Bitcoin address listed in the Blockchain as having taken part in a transaction on the Bitcoin Network. Bitcoin Network miners engage in a set of prescribed, complex mathematical calculations in order to add a block to the Blockchain and thereby confirm Bitcoin transactions included in that block’s data. In addition to confirming the authenticity of recent transactions and referencing the preceding block, each block also contains an answer to a mathematical problem. Miners generate potential answers to this mathematical problem at a rapid rate, effectively searching for a correct answer via computational trial-and-error. New blocks cannot be submitted to the network without a correct answer to the mathematical problem. The mathematical problem in each block is extremely difficult to solve, but once a valid solution is found, it is very easy for the rest of the network to confirm that the solution is correct. Once the mathematical problem has been solved, the miner may then transmit a copy of the newly-formed block to peers on the Bitcoin Network, which then update their respective copies of the Blockchain by appending the new block. A new block that is added to the Blockchain serves to take recent, but as yet unconfirmed, transactions and verify that none are fraudulent, and the miner that first solves such block receives a reward of a fixed number of Bitcoin for the miner’s effort. In addition to the block reward, end users pay fees as an incentive for a miner to confirm their transactions in newly created blocks.

History of Bitcoin

The Bitcoin Network was initially contemplated in a white paper that also described Bitcoin and the operating software to govern the Bitcoin Network. The white paper was purportedly authored by Satoshi Nakamoto; however, no individual with that name has been reliably identified as Bitcoin’s creator, and the general consensus is that the name is a pseudonym for the actual inventor or inventors. The first Bitcoin was created in 2009 after Nakamoto released the Bitcoin Network source code (the software and protocol that created and launched the Bitcoin Network).

Overview of the Bitcoin Network’s Operations

In order to own, transfer or use Bitcoin directly on the Bitcoin Network (as opposed to through an intermediary, such as a custodian), a person generally must have internet access to connect to the Bitcoin Network. Bitcoin transactions may be made directly between end-users without the need for a third-party intermediary. To prevent the possibility of double-spending Bitcoin, a user must notify the Bitcoin Network of the transaction by broadcasting the transaction data to its network peers. The Bitcoin Network provides confirmation against double-spending by memorializing every transaction in the Blockchain, which is publicly accessible and transparent. This memorialization and verification against double-spending is accomplished through the Bitcoin Network mining process, which adds “blocks” of data, including recent transaction information, to the Blockchain.

Description of Bitcoin Transfers

Prior to engaging in Bitcoin transactions directly on the Bitcoin Network, a user generally must first install on its computer or mobile device a Bitcoin Network software program that will allow the user to generate a private and public key pair associated with a Bitcoin address commonly referred to as a “wallet.” The Bitcoin Network software program and the Bitcoin address also enable the user to connect to the Bitcoin Network and transfer Bitcoin to, and receive Bitcoin from, other users.

Each Bitcoin Network address, or wallet, is associated with a unique “public key” and “private key” pair. To receive Bitcoin, the Bitcoin recipient must provide its public key to the party initiating the transfer. This activity is analogous to a recipient for a transaction in U.S. dollars providing a routing address in wire instructions to the payor so that cash may be wired to the recipient’s account. The payor approves the transfer to the address provided by the recipient by “signing” a transaction that consists of the recipient’s public key with the private key of the address from where the payor is transferring the Bitcoin. The recipient, however, does not make public or provide to the sender its related private key.

Neither the recipient nor the sender reveals their private keys in a transaction, because the private key authorizes transfer of the funds in that address to other users. Therefore, if a user loses his private key, the user may permanently lose access to the Bitcoin contained in the associated address. Likewise, Bitcoins are irretrievably lost if the private key associated with them is deleted and no backup has been made. When sending Bitcoin, a user’s Bitcoin Network software program must validate the transaction with the associated private key. The resulting digitally validated transaction is sent by the user’s Bitcoin Network software program to the Bitcoin Network to allow transaction confirmation.

Some Bitcoin transactions are conducted “off-blockchain” and are therefore not recorded in the Blockchain. Some “off-blockchain transactions” involve the transfer of control over, or ownership of, a specific digital wallet holding Bitcoin or the reallocation of ownership of certain Bitcoin in a pooled-ownership digital wallet, such as a digital wallet owned by a Bitcoin exchange. In contrast to on-blockchain transactions, which are publicly recorded on the Blockchain, information and data regarding off-blockchain transactions are generally not publicly available. Therefore, off-blockchain transactions are not truly Bitcoin transactions in that they do not involve the transfer of transaction data on the Bitcoin Network and do not reflect a movement of Bitcoin between addresses recorded in the Blockchain. For these reasons, off-blockchain transactions are subject to risks as any such transfer of Bitcoin ownership is not protected by the protocol behind the Bitcoin Network or recorded in, and validated through, the blockchain mechanism.

Summary of a Bitcoin Transaction

In a Bitcoin transaction directly on the Bitcoin Network between two parties (as opposed to through an intermediary, such as a custodian), the following circumstances must initially be in place: (i) the party seeking to send Bitcoin must have a Bitcoin Network public key, and the Bitcoin Network must recognize that public key as having sufficient Bitcoin for the transaction; (ii) the receiving party must have a Bitcoin Network public key; and (iii) the spending party must have internet access with which to send its spending transaction.

The receiving party must provide the spending party with its public key and allow the Blockchain to record the sending of Bitcoin to that public key. After the provision of a recipient’s Bitcoin Network public key, the spending party must enter the address into its Bitcoin Network software program along with the number of Bitcoin to be sent. The number of Bitcoin to be sent will typically be agreed upon between the two parties based on a set number of Bitcoin or an agreed upon conversion of the value of fiat currency to Bitcoin. Since every computation on the Bitcoin Network requires the payment of Bitcoin, including verification and memorialization of Bitcoin transfers, there is a transaction fee involved with the transfer, which is based on computation complexity and not on the value of the transfer and is paid by the payor with a fractional number of Bitcoin.

After the entry of the Bitcoin Network address, the number of Bitcoin to be sent and the transaction fees, if any, to be paid, will be transmitted by the spending party. The transmission of the spending transaction results in the creation of a data packet by the spending party’s Bitcoin Network software program, which is transmitted onto the decentralized Bitcoin Network, resulting in the distribution of the information among the software programs of users across the Bitcoin Network for eventual inclusion in the Blockchain.

As discussed in greater detail below in “—Creation of New Bitcoin,” Bitcoin Network miners record transactions when they solve for and add blocks of information to the Blockchain. When a miner solves for a block, it creates that block, which includes data relating to (i) the solution to the block, (ii) a reference to the prior block in the Blockchain to which the new block is being added and (iii) transactions that have occurred but have not yet been added to the Blockchain. The miner becomes aware of outstanding, unrecorded transactions through the data packet transmission and distribution discussed above.

Upon the addition of a block included in the Blockchain, the Bitcoin Network software program of both the spending party and the receiving party will show confirmation of the transaction on the Blockchain and reflect an adjustment to the Bitcoin balance in each party’s Bitcoin Network public key, completing the Bitcoin transaction. Once a transaction is confirmed on the Blockchain, it is irreversible.

Creation of New Bitcoin

New Bitcoins are created through the mining process as discussed below.

The Bitcoin Network is kept running by computers all over the world. In order to incentivize those who incur the computational costs of securing the network by validating transactions, there is a reward that is given to the computer that was able to create the latest block on the chain. Every 10 minutes, on average, a new block is added to the Blockchain with the latest transactions processed by the network, and the computer that generated this block is currently awarded 6.25 Bitcoin. Due to the nature of the algorithm for block generation, this process (generating a “proof-of-work”) is guaranteed to be random. Over time, rewards are expected to be proportionate to the computational power of each machine.

The process by which Bitcoin is “mined” results in new blocks being added to the Blockchain and new Bitcoin tokens being issued to the miners. Computers on the Bitcoin Network engage in a set of prescribed complex mathematical calculations in order to add a block to the Blockchain and thereby confirm Bitcoin transactions included in that block’s data.

To begin mining, a user can download and run Bitcoin Network mining software, which turns the user’s computer into a “node” on the Bitcoin Network that validates blocks. Each block contains the details of some or all of the most recent transactions that are not memorialized in prior blocks, as well as a record of the award of Bitcoin to the miner who added the new block. Each unique block can be solved and added to the Blockchain by only one miner. Therefore, all individual miners and mining pools on the Bitcoin Network are engaged in a competitive process of constantly increasing their computing power to improve their likelihood of solving for new blocks. As more miners join the Bitcoin Network and its processing power increases, the Bitcoin Network adjusts the complexity of the block-solving equation to maintain a predetermined pace of adding a new block to the Blockchain approximately every ten minutes. A miner’s proposed block is added to the Blockchain once a majority of the nodes on the Bitcoin Network confirms the miner’s work. Miners that are successful in adding a block to the Blockchain are automatically awarded Bitcoin for their effort and may also receive transaction fees paid by transferors whose transactions are recorded in the block. This reward system is the method by which new Bitcoin enter into circulation to the public.

The Bitcoin Network is designed in such a way that the reward for adding new blocks to the Blockchain decreases over time. Once new Bitcoin tokens are no longer awarded for adding a new block, miners will only have transaction fees to incentivize them, and as a result, it is expected that miners will need to be better compensated with higher transaction fees to ensure that there is adequate incentive for them to continue mining.

Limits on Bitcoin Supply

The supply of new Bitcoin is mathematically controlled so that the number of Bitcoin grows at a limited rate pursuant to a pre-set schedule. The number of Bitcoin awarded for solving a new block is automatically halved after every 210,000 blocks are added to the Blockchain. The initial block reward when the Bitcoin Network was introduced in 2009 was 50 Bitcoin per block. That number has and will continue to halve approximately every four years until approximately 2140, when it is estimated that block rewards will go to zero. The most recent halving occurred on May 11, 2020, which reduced the block reward from 12.5 to 6.25 Bitcoin. This deliberately controlled rate of Bitcoin creation means that the number of Bitcoin in existence will increase at a controlled rate until the number of Bitcoin in existence reaches the pre-determined 21 million Bitcoin. As of the date of this Annual Report, approximately 19 million Bitcoins were outstanding and the date when the 21 million Bitcoin limitation will be reached is estimated to be the year 2140.

Modifications to the Bitcoin Protocol

Because the Bitcoin Network has no central authority, the implementation of a change in the Bitcoin Network is achieved by users and miners downloading and running updated versions of Bitcoin Network software. The Bitcoin Network protocol is built using open source software, allowing for any developer to review the underlying code and suggest changes. There is no official company or group that is responsible for making modifications to the Bitcoin Network, however, there are a number of individual developers that regularly contribute to a specific distribution of Bitcoin Network software dubbed “Bitcoin Core.” Significant changes to the Bitcoin Network protocol are typically accomplished through a so-called Bitcoin Improvement Proposal or BIP. Such proposals are generally posted on websites, and the proposals explain technical requirements for the protocol changes as well as reasons why the change should be accepted. If a significant proportion of Bitcoin Network users and miners decide to adopt a change to the Bitcoin Network that is not compatible with previous software, then this software will recognize and process transactions differently on a going- forward basis. If another significant proportion of Bitcoin Network users and miners decide not to adopt such change, then these two Bitcoin Network groups would not process transactions in the same way on a going forward basis. In this scenario, the blocks recognized as valid by one group of users will be different from the blocks recognized as valid by the other group of users, which will cause transaction records to diverge, or “fork,” on a going-forward basis. If this were to occur, two separate Bitcoin Networks could result, one running the pre-modification software program and the other running the modified version (i.e., a second “Bitcoin” network). In the event of a permanent fork with two separate and incompatible Bitcoin Networks, the price movements of different versions of Bitcoin on different Bitcoin Networks may deviate. In such a case, the Sponsor will evaluate the characteristics of each Bitcoin Network to determine in its sole discretion which Bitcoin Network will provide exposure that best comports with the Trust’s investment objective. On August 1, 2017, the Bitcoin Network was forked by a group of developers and miners accepting changes to the Bitcoin Network software intended to increase transaction capacity. On October 25, 2017, the Bitcoin Network was forked by a group of developers accepting changes to the Bitcoin Network software intended to reduce the use of specialized hardware in the Bitcoin mining process. Blocks mined on these networks now diverge from blocks mined on the Bitcoin Network, which has resulted in the creation of new blockchains whose digital assets are referred to as “Bitcoin Cash” and “Bitcoin Gold,” respectively. The Bitcoin Network, the Bitcoin Cash network and the Bitcoin Gold network now operate as separate, independent networks. In mid-November of 2017, an additional protocol change labeled “Segwit2x,” which had substantial support from large numbers of Bitcoin users, was cancelled by its proponents shortly before it was due to be implemented. Multiple proposals for increasing the capacity of the Bitcoin Network still exist, and it is possible that one or more of these proposals could result in further network “forks,” which may become increasingly frequent.

Bitcoin Value

Bitcoin Exchange Valuation

The value of Bitcoin, as with most assets, is influenced by several factors, including the supply of and demand for Bitcoin, costs associated with mining Bitcoin, rewards issued to miners for verifying transactions, the number of competing cryptocurrencies, how Bitcoin trades, regulations governing its sale and trade and the protocol itself. Due to the dynamic nature of these factors as well as others, the value of a Bitcoin is difficult to determine, and the price of a Bitcoin can fluctuate significantly and over short periods of time. In all events, benefits of transacting in Bitcoin typically include low transaction costs, near-zero transportation costs and low-to-zero storage costs.

Bitcoin Exchange Public Market Data

On each online Bitcoin exchange, Bitcoin is traded with publicly disclosed valuations for each executed trade, measured by one or more fiat currencies such as the U.S. dollar or Euro. Over-the-counter dealers or market makers do not typically disclose their trade data.

Currently, there are several Bitcoin exchanges operating worldwide and online Bitcoin exchanges represent a substantial percentage of Bitcoin buying and selling activity and provide the most data with respect to prevailing valuations of Bitcoins. These exchanges include established exchanges such as Bitstamp, Coinbase Pro and itBit, which provide a number of options for buying and selling Bitcoins. The below table reflects the trading volume (in Bitcoins) and market share of the BTC-U.S. dollar trading pair of each of the Bitcoin exchanges included in the Index as of February 24, 2022, using data reported by the Index Provider as of February 24, 2022 (Source: Coin Metrics Bletchley Indexes (CMBI) and CM Market Data Feed):

Major Worldwide Bitcoin Exchanges included in the Index as of February 24, 2022	Volume (BTC)	Market Share
Binance.us	821,129	1.6856%
Bitstamp	11,919,731	24.47%
Bittrex	722,800	1.484%
Coinbase	23,263,574	47.76%
Gemini	2,231,740	4.58%
itBit	810,223	1.663%
Kraken	8,945,110	18.36%
Total BTC-U.S. dollar trading pair	48,714,397	100%

The domicile, regulation and legal compliance of the Bitcoin exchanges included in the Index varies. Information regarding each Bitcoin exchange may be found, where available, on the websites for such Bitcoin exchanges, among other places. BAM Trading Services Inc., doing business as, “Binance U.S.,” based in San Francisco, California, is licensed as a money services business in the U.S. and, as a money transmitter in the majority of U.S. States (see https://www.binance.us/en/home). BitStamp USA, Inc. based in New York, New York, is a wholly owned subsidiary of Bitstamp Ltd., a Luxembourg-based exchange. BitStamp USA, Inc. is regulated as a money services business in the U.S. and, as a money transmitter in applicable U.S. States (see https://www.bitstamp.net/). Bittrex, Inc. based in Seattle, Washington, is licensed as a money services business in the U.S. and as a money transmitter in applicable U.S. states (see https://bittrex.com/). Coinbase Global, Inc. is a U.S-based exchange headquartered in Wilmington, Delaware, and is a money services business in the U.S. and is licensed as a money transmitter in the majority of U.S. states (see https://www.coinbase.com/). Gemini is a New York-based trust company that is regulated by the New York State Department of Financial Services (see https://www.gemini.com/). itBit is a New York-based trust company regulated by the New York State Department of Financial Services and a wholly owned subsidiary of Paxo, Trust Company, LLC, a New York-based trust company (see https://www.paxos.com/). Payward, Inc, doing business as “Kraken,” is a San Francisco, California-based exchange that is a regulated money services business in the U.S. and as a money transmitter in the majority of U.S. States.

Under the Bank Secrecy Act, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA PATRIOT”) Act, Bitcoin exchanges that are registered as money services businesses with the Financial Crimes Enforcement Network (“FinCEN”), a bureau of the U.S. Department of the Treasury that is responsible for anti-money laundering (“AML”) regulation and administration are required to adopt and implement an AML program that is reasonably designed to prevent the money service business from being used to facilitate money laundering and the financing of terrorist activities. The AML program must be commensurate with the risks posed by the location and size of, and the nature in volume of, the financial services provided by the money services business. The AML program, which must be in writing, at a minimum must incorporate policies and procedures and internal controls reasonably designed to assure compliance with applicable AML regulations. These policies and procedures must, among other things, include requirements for (i) verifying customer identification, (ii) filing reports, (iii) creating and retaining records and (iv) responding to law enforcement requests. In addition, the AML program must designate a compliance official to assure day-to-day compliance with the program and FinCEN regulations. Further, the AML program must provide for education and/or training of appropriate personnel concerning their responsibilities under the AML program, including training in the detection of suspicious transactions to the extent that these transactions are required to be reported. The AML program must also provide for independent review to monitor and maintain an adequate risk-based program. Money services businesses must also file specified reports with FinCEN, including currency transaction reports and suspicious transaction reports. In addition, state agencies that license and regulate money transmitter businesses may have their own separate AML compliance requirements.

Historically, a large percentage of the global Bitcoin trading volume occurred on self-reported, unregulated Bitcoin exchanges located in China. Throughout 2017, however, the Chinese government took several steps to tighten controls on Bitcoin exchanges, culminating in a ban on domestic cryptocurrency exchanges in November 2017, which forced such exchanges to cease their operations or relocate. As a result, reported Bitcoin trading volume on Chinese exchanges is now substantially lower, representing a de minimis share of the global trade volume.

From time to time, there may be intra-day price fluctuations across Bitcoin exchanges. However, they are generally relatively immaterial. For example, the variance of prices on Bitcoin exchanges with the highest transaction volumes on average is less than 2%. These variances usually stem from small changes in the fee structures on different Bitcoin exchanges or differences in administrative procedures required to deposit and withdraw fiat currency in exchange for Bitcoins and vice versa. The greatest variances are found at (i) smaller exchanges with relatively low transaction volumes where even small trades can be large relative to an exchange’s transaction volume and as a result impact the trading price on those exchanges and (ii) exchanges that are inaccessible to the Trust because they do not meet the Trust’s regulatory requirements, and as a result are accessed and used by a captured market or by parties that do not have regulatory or compliance requirements. Historically, the Trust has not needed to make any changes in the determination of its principal market due to variances in pricing, although it changed its principal market to Coinbase Pro on May 18, 2021 to facilitate its compliance with GAAP.

The Index

The Index is a U.S. dollar-denominated composite reference rate for the price of Bitcoin. The Index is designed to (i) mitigate instances of fraud, manipulation and other anomalous trading activity, (ii) provide a real-time, trade-weighted fair value of Bitcoin and (iii) appropriately handle and adjust for non-market related events. The Index was launched on January 1, 2020, with a first value date and base date of July 18, 2010. The constituent market closing prices are not materially different from the Index prices.

The method by which the Index Provider selects constituent markets for its indexes is contained in Section 3.1 Constituent Market Eligibility Criteria in the Index Provider’s CMBI Single Asset Series Methodology, available at https://coinmetrics.io/wp-content/uploads/2021/12/CMBI-Single-Asset-Methodology.pdf. The constituent markets for CMBI indexes are derived from the constituent markets for the CM Reference Rates, available at https://coinmetrics.io/wp-content/uploads/2021/05/reference-rates-methodology.pdf, which in turn evaluates markets traded on digital asset exchanges as potential input data sources using CMBI’s Market Selection Framework. The framework consists of a fully systematized process for evaluating markets. In this framework, a market refers to a specific traded asset pair on a specific exchange. The Market Selection Framework consists of 36 features which represent individual measurable properties that provide an indication of the suitability for a market to serve as an input data source, which are combined to form a market rating. The Index Provider evaluates a number of qualitative and quantitative features, including features related to the exchange’s technology, legal and compliance, business model, data availability, price and volume. For each asset, the Index Provider selects the highest quality markets using a selection algorithm. Detailed information is contained in the full text of the Market Selection Framework, available at https://coinmetrics.io/wp-content/uploads/2021/04/reference-rates-market-selection-framework.pdf.

Since the Index Provider began calculating the index, the Index Provider has made one change to the constituent markets for the CMBI Bitcoin Index. On July 31, 2020, bitflyer’s BTC-USD market was removed and Binance’s BTC-USD market was added. The decision was made based on the results of the Index Provider’s Market Selection Framework, volume analysis and empirical testing of data. According to the Index Provider, in determining to replace bitflyer’s BTC-USD with Binance’s BTC-USD, the Index Provider ran the output from its Market Selection Framework. The Index Committee of the Index Provider evaluated the output, and Binance’s USD-

BTC scored a market score of 27.99 as compared with bitflyer’s BTC-USD, which scored a market score of 24.07. The Index Committee also reviewed the relative BTC-USD volumes on each of bitflyer and Binance (along with the other market in its coverage universe) from March 1, 2021 through July 31, 2021. Binance’s BTC-USD volumes were consistently higher during that time period. Based on these results, the Index Committee determined to replace bitflyer’s BTC-USD with Binance’s BTC-USD in the Index. The resulting changes were deemed to improve the robustness, accuracy and quality of the market data that supports the determination of index levels. The Index Provider backfilled historical values for the CMBI Bitcoin Index back to July 2011.

The Coin Metrics Index Committee reviews the constituent markets from the CM Reference Rates to determine the constituent markets for CMBI’s indexes. This review applies considerations surrounding the investability of each of the markets and takes into consideration all the available data. The Coin Metrics Oversight Committee reviews these decisions. In the case of the CMBI Bitcoin Index, the constituent markets are identical to the constituent markets for CMBI’s Bitcoin reference rate.

Forms of Attack Against the Bitcoin Network

All networked systems are vulnerable to various kinds of attacks. As with any computer network, the Bitcoin Network contains certain flaws. For example, the Bitcoin Network is currently vulnerable to a “51% attack” where, if a mining pool were to gain control of more than 50% of the hash rate for a digital asset, a malicious actor would be able to gain full control of the network and the ability to manipulate the Blockchain.

In addition, many digital asset networks have been subjected to a number of denial-of-service attacks, which has led to temporary delays in block creation and in the transfer of Bitcoin. Any similar attacks on the Bitcoin Network that impact the ability to transfer Bitcoin could have a material adverse effect on the price of Bitcoin and the value of the Units.

Market Participants

Miners

Miners range from Bitcoin enthusiasts to professional mining operations that design and build dedicated machines and data centers, including mining pools, which are groups of miners that act cohesively and combine their processing to solve blocks. When a pool solves a new block, the pool operator receives the Bitcoin and, after taking a nominal fee, splits the resulting reward among the pool participants based on the processing power each of them contributed to solve for such block. Mining pools provide participants with access to smaller, but steadier and more frequent, Bitcoin payouts. See “—Creation of New Bitcoin” above.

Investment and Speculative Sector

This sector includes the investment and trading activities of both private and professional investors and speculators. Historically, larger financial services institutions are publicly reported to have limited involvement in investment and trading in digital assets, although the participation landscape is beginning to change.

Retail Sector

The retail sector includes users transacting in direct peer-to-peer Bitcoin transactions through the direct sending of Bitcoin over the Bitcoin Network. The retail sector also includes transactions in which consumers pay for goods or services from commercial or service businesses through direct transactions or third-party service providers.

Service Sector

This sector includes companies that provide a variety of services including the buying, selling, payment processing and storing of Bitcoin. Bitfmex, Bitstamp, Coinbase Pro, Kraken and itBit are some of the largest Bitcoin exchanges by volume traded. Fidelity Digital Asset Services, the Custodian for the Trust, is a digital asset custodian that provides custodial accounts that store Bitcoin for users. As the Bitcoin Network continues to grow in acceptance, it is anticipated that service providers will expand the currently available range of services and that additional parties will enter the service sector for the Bitcoin Network.

Competition

Bitcoin is not the only available decentralized digital asset. Other digital assets have been developed since the inception of the Bitcoin, including, but not limited to, Ethereum, Litecoin, Monero and Zcash. Although a competitive digital asset could displace the market share Bitcoin currently occupies, it would face significant headwinds due to the network effect and financial and intellectual investments currently enjoyed by the market leader. As of February 11, 2022, the Bitcoin network market share of the total digital market capitalization was estimated to be approximately 42%. Further, many Bitcoin exchanges use Bitcoin as the exchange comparison for other cryptocurrencies. For example, to purchase certain cryptocurrencies you first need to purchase Bitcoin on an exchange and then use the Bitcoin to purchase other cryptocurrencies.

Government Oversight – Regulation of Bitcoin

U.S. regulators, at both the state and federal level, and foreign regulators and legislatures have taken action against digital asset businesses or enacted restrictive regimes in response to adverse publicity arising from cybersecurity risks, potential consumer harm or digital assets used in connection with criminal activity. The value of Bitcoin could be impacted by such adverse publicity.

For example, concerns have been raised about the electricity required to secure and maintain the Bitcoin Network. On February 12, 2022, in connection with the mining process, an all-time high of over 248 million tera hashing operations were performed every second, non-stop on the Bitcoin Network, before falling back to 209 million per second by February 14, 2022. Although measuring the electricity consumed by this process is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. Further, in addition to the direct energy costs of performing these calculations, there are indirect costs that impact the Bitcoin Network’s total energy consumption, including the costs of cooling the machines that perform these calculations. In recent months, due to these concerns around energy consumption, particularly as such concerns relate to public utilities companies, various states and cities have implemented, or are considering implementing, moratoriums on Bitcoin mining in their jurisdictions. A significant reduction in mining activity as a result of such actions could adversely affect the security of the Bitcoin Network by making it easier for a malicious actor or botnet to manipulate the Blockchain. See “Risk Factors—Risk Factors Related to Digital Assets—If a malicious actor or botnet obtains control of more than 50% of the processing power on the Bitcoin Network, or otherwise obtains control over the Bitcoin Network through its influence over core developers or otherwise, such actor or botnet could manipulate the Blockchain to adversely affect an investment in the Shares or the ability of the Trust to operate.”

U.S. Legal and Regulatory Treatment of Bitcoin

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, CFTC, the Financial Industry Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial institution regulators) have been examining the operations of digital asset networks, digital asset users and the digital asset spot markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of spot markets or other service-providers that hold digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries have issued rules or guidance about the treatment of digital asset transactions or requirements for businesses engaged in digital asset activity. As noted previously, the SEC has not asserted regulatory authority over Bitcoin or trading or ownership of Bitcoin and has not expressed the view that Bitcoin should be classified or treated as a security for purposes of U.S. federal securities laws. However, the SEC has asserted that certain investment activities involving Bitcoin, including offering investments related to the mining of Bitcoin or offering participation in pools lending Bitcoin may implicate the investment contract definition of security and therefore be within the jurisdiction of the SEC.

The CFTC has regulatory jurisdiction over transactions in Bitcoin futures and the Bitcoin futures markets. In addition, because the CFTC has determined that Bitcoin is a “commodity” under the CEA and the rules thereunder, it has jurisdiction to prosecute fraud and manipulation in the cash, or spot, market for Bitcoin. The CFTC has pursued enforcement actions relating to fraud and manipulation involving Bitcoin and Bitcoin markets. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges or transactions involving Bitcoin that do not use margin, leverage, or financing with respect to retail market participants.

On December 1, 2017, two designated contract markets (“DCMs”) registered with the CFTC self-certified new contracts for Bitcoin futures products. DCMs are boards of trades (or futures exchanges) that operate under the regulatory oversight of the CFTC, pursuant to Section 5 of the CEA. To obtain and maintain designation as a DCM, an exchange must comply on an initial and ongoing basis, with twenty-three Core Principles established in Section 5(d) of the CEA. Among other things, DCMs are required to establish self-regulatory programs designed to enforce the DCM’s rules, prevent market manipulation and customer and market abuses and ensure the recording and safe storage of trade information. The CFTC engaged in a “heightened review” of the self-certification of Bitcoin futures, which required DCMs to enter direct information sharing agreements with spot market platforms to (i) allow access to trade and trader data, (ii) monitor data from cash markets with respect to price settlements and other Bitcoin prices more broadly and identify anomalies and disproportionate moves in the cash markets compared to the futures markets, (iii) engage in inquiries, including at the trade settlement level when necessary and (iv) agree to regular coordination with CFTC surveillance staff on trade activities, including providing the CFTC surveillance team with trade settlement data upon request.

On March 9, 2022, President Biden signed an Executive Order on Ensuring Responsible Development of Digital Assets (the “Executive Order”), which outlined a unified federal regulatory approach to addressing the risks and benefits of digital assets. The Executive Order articulated various policy objectives related to digital assets, including investor protections, financial and national security risks, and responsible development and use of digital assets. The Executive Order directed federal government departments and agencies to produce various reports, frameworks, analyses, and regulatory and legislative recommendations to the Biden Administration. The policies and objectives of the Executive Order are very broad and, at this time, it is unclear what impact it may have on the regulation of Bitcoin and other digital assets.

The effect of any future regulatory change on the Trust or Bitcoin is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Units.

Foreign Legal and Regulatory Treatment of Bitcoin

Various foreign jurisdictions have, and may continue to, in the near future, adopt laws, regulations or directives that affect the Bitcoin Network, the Bitcoin markets and their users, particularly Bitcoin spot markets and service providers that fall within such jurisdictions’ regulatory scope. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of Bitcoin by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the Bitcoin economy globally, or otherwise negatively affect the value of Bitcoin. The regulatory uncertainty surrounding the treatment of Bitcoin creates risks for the Trust.

On March 5, 2020, South Korea voted to amend its Financial Information Act to require virtual asset service providers to register and comply with its AML and Combating the Financing of Terrorism (“CFT”) framework. These measures also provide the government with the authority to close digital asset exchanges that do not comply with specified processes. The Chinese and South Korean governments have also banned initial coin offerings (“ICOs”) and there are reports that Chinese regulators have taken action to shut down a number of China-based digital asset exchanges. Further, on January 19, 2018, a Chinese news organization reported that the People’s Bank of China had ordered financial institutions to stop providing banking or funding to “any activity related to cryptocurrencies.” Similarly, in April 2018, the Reserve Bank of India banned the entities it regulates from providing services to any individuals or business entities dealing with or settling digital assets. On March 5, 2020, this ban was overturned in the Indian Supreme Court, although the Reserve Bank of India is currently challenging this ruling and, in December 2021, reportedly informed its central board of directors that it favors a complete ban on cryptocurrencies. There remains significant uncertainty regarding the South Korean, Indian and Chinese governments’ future actions with respect to the regulation of digital assets and digital asset exchanges. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of bitcoin by users, merchants and service providers outside the United States, and may therefore impede the growth or sustainability of the Bitcoin economy in the European Union, China, Japan, Russia and the United States and globally, or otherwise negatively affect the value of Bitcoin. Other foreign jurisdictions including Canada, Germany and Sweden have also approved exchange-traded Bitcoin products.

In July 2019, the United Kingdom’s Financial Conduct Authority proposed rules to address harm to retail consumers deriving from the sale of derivatives and exchange traded notes (“ETNs”) that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. In addition to ETNs, the proposed ban would affect financial products including contracts for difference, options and futures. Public consultation on the proposed restriction closed in October 2019. A determination that Bitcoin is a security under U.S. or foreign law could adversely affect an investment in the Units.

Custody of The Trust’s Bitcoins

Digital assets and digital asset transactions are recorded and validated on blockchains, the public transaction ledgers of a digital asset network. Each digital asset blockchain serves as a record of ownership for all of the units of such digital asset, even in the case of certain privacy-focused digital assets, where the transactions themselves are not publicly viewable. All digital assets recorded on a blockchain are associated with a public blockchain address, also referred to as a digital wallet. Digital assets held at a particular public blockchain address may be accessed and transferred using a corresponding private key.

Key Generation

Public addresses and their corresponding private keys are generated by the Custodian in secret key generation ceremonies at secure locations inside faraday cages, which are enclosures used to block electromagnetic fields and thus mitigate against attacks. The Custodian uses quantum random number generators to generate the public and private key pairs.

Once generated, private keys are encrypted, separated into “shards” and then further encrypted. After the key generation ceremony, all materials used to generate private keys, including computers, are destroyed. All key generation ceremonies are performed offline. No party other than the Custodian has access to the private key shards of the Trust.

Key Storage

Private key shards are distributed geographically in secure vaults around the world, including in the United States. The locations of the secure vaults may change regularly and are kept confidential by the Custodian for security purposes.

The Bitcoin Account uses offline storage, or cold storage, mechanisms to secure the Trust’s private keys. The term cold storage refers to a safeguarding method by which the private keys corresponding to digital assets are disconnected and/or deleted entirely from the internet. Cold storage of private keys may involve keeping such keys on a non-networked (or “airgapped”) computer or electronic device or storing the private keys on a storage device (for example, a USB thumb drive) or printed medium (for example, papyrus, paper or a metallic object). A digital wallet may receive deposits of digital assets but may not send digital assets without use of the digital assets’ corresponding private keys. In order to send digital assets from a digital wallet in which the private keys are kept in cold storage, either the private keys must be retrieved from cold storage and entered into an online, or “hot,” digital asset software program to sign the transaction, or the unsigned transaction must be transferred to the cold server in which the private keys are held for signature by the private keys and then transferred back to the online digital asset software program. At that point, the user of the digital wallet can transfer its digital assets.

Under the Custodial Services Agreement, the Custodian holds Bitcoin for the Trust in an omnibus account. A portion of the Bitcoin held by the Custodian is held in cold storage, but the Custodian does not disclose what amount of Bitcoin is held in cold storage, and the Trust has no discretion as to the amount of Bitcoin held by the Custodian in cold storage and what percentage are held “hot” storage, enabling such Bitcoin to be transferred.

Security Procedures

The Custodian is the custodian of the Trust’s private keys in accordance with the terms and provisions of the Custodial Services Agreement. Transfers from the Bitcoin Account requires certain security procedures, including but not limited to, multiple encrypted private key shards, usernames, passwords and 2-step verification. Multiple private key shards held by the Custodian must be combined to reconstitute the private key to sign any transaction in order to transfer the Trust’s assets. Private key shards are distributed geographically in secure vaults around the world, including in the United States.

As a result, if any one secure vault is ever compromised, this event will have no impact on the ability of the Trust to access its assets, other than a possible delay in operations, while one or more of the other secure vaults is used instead. These security procedures are intended to remove single points of failure in the protection of the Trust’s assets.

Transfers of Bitcoins to the Bitcoin Account will be available to the Trust once processed on the Blockchain.

Subject to obtaining regulatory approval to operate a redemption program and authorization of the Sponsor, the process of accessing and withdrawing Bitcoins from the Trust to redeem a Unit by a Unitholder will follow the same general procedure as transferring Bitcoins to the Trust to create a Unit by a Unitholder, only in reverse. See “Description of Issuance of Units.”

Description of Issuance of Units

The following is a description of the material terms of the Trust Documents as they relate to the issuance of the Trust’s Units on an ongoing basis from time to time through sales in private placement transactions exempt from the registration requirements of the Securities Act.

The Units are offered by the Trust and the Sponsor and its officers, in reliance upon the exemption from broker registration contained in Rule 3a4-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). Currently, the Trust does not expect to use underwriters, finders or other intermediaries to offer or sell Units, but it may choose to do so, and in any such case pay the fees of such intermediaries itself or pass some or all of such fees on to purchasers (in which case the Trust will make advanced disclosure of such fee arrangements to such purchasers).

The Trust Documents also provide procedures for the redemption of Units. However, the Trust does not currently operate a redemption program and the Units are not currently redeemable. Subject to receipt of regulatory approval from the SEC and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. Because the Trust does not believe that the SEC would, at this time, entertain an application for the waiver of rules needed in order to operate an ongoing redemption program, the Trust currently has no intention of seeking regulatory approval from the SEC to operate an ongoing redemption program.

The Trust is authorized under the Trust Agreement to issue an unlimited number of Units. The Trust issues Units only in connection with purchase orders for a minimum of $25,000.00 initial investment ($10,000.00 minimum for additional investments). The Units represent common units of fractional undivided beneficial interest in and ownership of the Trust and have no par value.

The Units may be purchased from the Trust on an ongoing basis, but only upon the order of an Accredited Investor to purchase a minimum of $25,000.00 of Units initial investment ($10,000.00 minimum for additional investments). As of December 31, 2021, each Unit represented 0.00034 of a Bitcoin.

Accredited Investors are the only persons that may place orders to purchase Units (the “Purchasers”). Each Purchaser must (i) enter into a Subscription Agreement with the Sponsor and the Trust and (ii) if purchasing in-kind, has access to a Bitcoin wallet address previously known to the Custodian as belonging to the Purchaser (the “Purchaser Self-Administered Account”).

The creation of Units requires the delivery to the Trust of the amount of cash or Bitcoin to purchase Units (the “Bitcoin Purchase Amount”). The Trust uses the cash invested to purchase Units to purchase Bitcoin at the applicable Bitcoin Market Price on the date of purchase and issues the corresponding number of whole Units to the investor.

The Subscription Agreement provides the procedures for the creation of Units and for the delivery of the whole and fractional Bitcoins required for such creations. The Subscription Agreement and the related procedures attached thereto may be amended by the Sponsor and the relevant Purchaser. Under the Subscription Agreement, the Sponsor has agreed to indemnify each Purchaser against certain liabilities, including liabilities under the Securities Act.

Purchasers do not pay a transaction fee to the Trust in connection with the creation of Units, but there may be transaction fees associated with the validation of the transfer of Bitcoins by the Bitcoin Network. Purchasers who deposit Bitcoins with the Trust in exchange for Units will receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Trust, and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Units.

The following description of the procedures for the creation of Units is only a summary and Unitholders should refer to the relevant provisions of the Trust Agreement and the form of Subscription Agreement for more detail.

Purchase Procedures

On any business day, a Purchaser may deposit the Bitcoin Purchase Amount with Signature Bank, the Trust’s bank, and submit an order to create Units (a “Purchase Order”) from the Trust via notification to the Sponsor or its delegate in the manner provided in the Subscription Agreement. An investor’s cash for a Purchase Order must be cleared in the Trust’s account at Signature Bank by 1:00 p.m., Eastern time on a business day for the investor to obtain that day’s Bitcoin Market Price. The Sponsor or its delegate will process Purchase Orders only from Purchasers with respect to whom a Subscription Agreement is in full force and effect.

Once the Sponsor or its delegate confirms the total amount of purchase funds for a Purchase Order, it will choose a counterparty to purchase Bitcoin on agreed upon terms. The Sponsor has full discretion to determine the Trust’s counterparties for Bitcoin transactions. The Sponsor considers various counterparties for trades, including Cumberland DRW, LLC, Jane Street, Galaxy Digital and Wintermute Trading Ltd., based on various factors including, but not limited to, price quoted, ease of liquidity, marketplace slippage (i.e., price certainty) and ease and certainty of settlement. Upon receiving a trade confirmation from the counterparty, the Sponsor will instruct Signature Bank to wire funds to the trading counterparty and confirm the wallet address for the Trust to receive Bitcoin at the Custodian.

Completed Purchase Orders are generally accepted (or rejected) by the Sponsor within one business day of the day on which the relevant Purchase Order is placed. If a Purchase Order is accepted, the Sponsor generally will fill the Purchaser’s Purchase Order within five business days immediately following the day on which the relevant Purchase Order is placed. The expense and risk of delivery, ownership and safekeeping of Bitcoins will be borne solely by the Purchaser until such Bitcoin have been received by the Trust.

Suspension or Rejection of Purchase Orders and Bitcoin Purchase Amount

The delivery of the Units against deposit of the Bitcoin Purchase Amount may be suspended generally, or refused with respect to particular requested creations, during any period when the transfer books of the Sponsor or its delegate are closed or if any such action is deemed necessary or advisable by the Sponsor or its delegate or for any reason at any time or from time to time. None of the Sponsor, its delegates, or the Custodian shall be liable for the rejection or acceptance of any Purchase Order or Bitcoin Purchase Amount.

Tax Responsibility

Purchasers are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value-added tax or similar tax or governmental charge applicable to the creation of Units, regardless of whether such tax or charge is imposed directly on the Purchasers, and agree to indemnify the Sponsor and the Trust if the Sponsor or the Trust is required by law to pay any such tax, together with any applicable penalties, additions to tax or interest thereon.

Certain U.S. Federal Income Tax Consequences

The following discussion addresses the material U.S. federal income tax consequences of the ownership of Units. This discussion does not describe all of the tax consequences that may be relevant to a beneficial owner of Units in light of the beneficial owner’s particular circumstances, including tax consequences applicable to beneficial owners subject to special rules, such as:

●	financial institutions;

●	dealers in securities or commodities;

●	traders in securities or commodities that have elected to apply a mark-to-market method of tax accounting in respect thereof;

●	persons holding Units as part of a hedge, “straddle,” integrated transaction or similar transaction;

●	Accredited Investors;

●	U.S. Holders (as defined below) whose functional currency is not the U.S. dollar;

●	entities or arrangements classified as partnerships for U.S. federal income tax purposes;

●	S corporations;

●	persons receiving Units as compensation;

●	persons that are expatriates or former citizens or long-term residents of the U.S.;

●	a “controlled foreign corporation” or a person who is treated as a “United States shareholder” thereof, a “passive foreign investment company” or a shareholder thereof, or a corporation that accumulates earnings to avoid U.S. federal income tax;

●	real estate investment trusts;

●	regulated investment companies; and

●	tax-exempt entities, including individual retirement accounts.

This discussion applies only to Units that are held as capital assets and does not address alternative minimum tax consequences or consequences of the tax on net investment income.

If an entity or arrangement that is classified as a partnership for U.S. federal income tax purposes holds Units, the U.S. federal income tax treatment of a partner will generally depend on the status of the partner and the activities of the partnership. Partnerships holding Units and partners in those partnerships are urged to consult their tax advisers about the particular U.S. federal income tax consequences of owning Units.

This discussion is based on the Code, administrative pronouncements, judicial decisions and final, temporary and proposed Treasury regulations as of the date hereof. Changes in U.S. federal income tax law, prospective or retroactive Treasury regulations and future published rulings and administrative procedures of the IRS in response to these changes in U.S. federal income tax laws, could materially affect the tax consequences of an investor’s investment in the Units, and the tax treatment of the Trust’s investments. While some of these changes may be beneficial, others could negatively affect the after-tax returns of the Trust and its investors. Accordingly, no assurance can be given that the currently anticipated tax treatment of an investment in the Trust, or of investments made by the Trust, will not be modified by legislative, judicial, or administrative changes, possibly with retroactive effect, to the detriment of the investors. For the avoidance of doubt, this summary does not discuss any tax consequences arising under the laws of any state, local or foreign taxing jurisdiction. Unitholders are urged to consult their tax advisers about the application of the U.S. federal income tax laws to their particular situations, as well as any tax consequences arising under the laws of any state, local or foreign taxing jurisdiction.

Tax Treatment of the Trust

The Sponsor intends to take the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. The Trust has not obtained a ruling from the IRS or an opinion of counsel as to the status of the Trust, and there cannot be any assurances as to the federal income tax classification of the Trust. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Units will be treated as directly owning its pro rata share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions will “flow through” to each beneficial owner of Units.

The Trust will take certain positions with respect to the tax consequences of Incidental Rights and its receipt of Additional Currency. The Trust does not expect to take any Additional Currency it may hold into account for purposes of determining the Trust’s Bitcoin Holdings or the Bitcoin Holdings per Unit. With respect to any fork, airdrop or similar event, the Sponsor may, in its discretion, decide to cause the Trust to distribute the Additional Currency in-kind to an agent of the Unitholders for resale by such agent, or to irrevocably abandon the Additional Currency. In the case of a distribution in-kind, the Unitholders’ agent would attempt to sell the Additional Currency, and if the agent is able to do so, remit the cash proceeds to Unitholders. If the IRS were to disagree with, and successfully challenge, any of these positions, the Trust might not qualify as a grantor trust. If the Trust were treated as owning any asset other than Bitcoins as of any date on which it creates Units, it would likely cease to qualify as a grantor trust for U.S. federal income tax purposes.

Because of the evolving nature of digital currencies, it is not possible to predict potential future developments that may arise with respect to digital currencies, including forks, airdrops and other similar occurrences. Assuming that the Trust is currently a grantor trust for U.S. federal income tax purposes, certain future developments could render it impossible, or impracticable, for the Trust to continue to be treated as a grantor trust for such purposes.

If the Trust is not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital currency for U.S. federal income tax purposes, there can be no assurance in this regard. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Units generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing of the recognition of taxable income or loss. In addition, tax information reports provided to beneficial owners of Units would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it would be classified as a corporation for such purposes. In that event, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%) on its net taxable income and certain distributions made by the Trust to Unitholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits. Any such dividend distributed to a beneficial owner of Units that is a non-U.S. person for U.S. federal income tax purposes would be subject to U.S. federal withholding tax at a rate of 30% (or such lower rate as provided in an applicable tax treaty).

The remainder of this discussion is based on the assumption that the Trust will be treated as a grantor trust for U.S. federal income tax purposes.

Uncertainty Regarding the U.S. Federal Income Tax Treatment of Digital Currency

Each beneficial owner of Units will be treated for U.S. federal income tax purposes as the owner of an undivided interest in the Bitcoins (and any Additional Currency) held in the Trust. Due to the new and evolving nature of digital currencies and the absence of comprehensive guidance with respect to digital currencies, many significant aspects of the U.S. federal income tax treatment of digital currency are uncertain.

In 2014, the IRS released a Notice discussing certain aspects of “convertible virtual currency” (that is, digital currency that has an equivalent value in fiat currency or that acts as a substitute for fiat currency) for U.S. federal income tax purposes and, in particular, stating that such digital currency (i) is “property” (ii) is “not treated as currency” for purposes of the rules relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the IRS released a Revenue Ruling in which the IRS concluded that a hard fork on a digital currency blockchain (i) does not create taxable income if the taxpayer does not subsequently receive new units of digital currency and (ii) creates taxable ordinary income if the taxpayer receives new units of cryptocurrency by airdrop. Simultaneously with the release of the Revenue Ruling, the IRS also published the FAQs, which address, among other issues, how to determine the fair market value of digital currencies and the proper method of determining a holder’s holding period and tax basis for units of digital currency (including those acquired at different times or at varying prices. However, the Notice, Revenue Ruling and FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital currencies, including: (i) whether convertible virtual currencies are properly treated as “commodities” for U.S. federal income tax purposes; (ii) whether convertible virtual currencies are properly treated as “collectibles” for U.S. federal income tax purposes; (iii) the proper method of determining a holder’s holding period and tax basis for convertible virtual currencies acquired at different times or at varying prices; and (iv) whether and how a holder of convertible virtual currencies acquired at different times or at varying prices may designate, for U.S. federal income tax purposes, which of the convertible virtual currencies is transferred in a subsequent sale, exchange or other disposition. The uncertainty surrounding the U.S. federal income tax treatment of digital currencies and other digital assets could affect the performance of the Trust. Moreover, although the Revenue Ruling and FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions.

There can be no assurance that the IRS will not alter its position with respect to digital currencies in the future or that a court would uphold the treatment set forth in the Notice, Revenue Ruling and FAQs. It is also unclear what additional guidance on the treatment of digital currencies for U.S. federal income tax purposes may be issued in the future. Any such alteration of the current IRS positions or additional guidance could result in adverse tax consequences for Unitholders and could have an adverse effect on the prices of digital currencies, including the price of Bitcoin in the Bitcoin markets, and therefore could have an adverse effect on the value of Units. Future developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes.

The remainder of this discussion assumes that Bitcoin, and any Additional Currency that the Trust may hold, is properly treated for U.S. federal income tax purposes as property that may be held as a capital asset and that is not currency for purposes of the provisions of the Code relating to foreign currency gain and loss.

Unitholders are urged to consult their tax advisers regarding the tax consequences of an investment in the Trust and in digital currencies in general, including, in the case of Unitholders that are generally exempt from U.S. federal income taxation, whether such Unitholders may recognize UBTI as a consequence of a fork, airdrop or similar occurrence.

Additional Currency

It is possible that, in the future, the Trust will hold Additional Currency that it receives in connection with its investment in Bitcoins. The uncertainties with respect to the treatment of digital currency for U.S. federal income tax purposes, described above, apply to Additional Currency, as well as to Bitcoins. As described above, the Notice addressed only digital currency that is “convertible virtual currency,” defined as digital currency that has an equivalent value in fiat currency or that acts as a substitute for fiat currency. It is conceivable that certain Additional Currency the Trust may receive in the future would not be within the scope of the Notice.

In general, it is expected that the Trust would receive Additional Currency as a consequence of a fork, an airdrop or a similar occurrence related to its ownership of Bitcoins. As described above, the Revenue Ruling and FAQs include guidance to the effect that, under certain circumstances, forks (and, presumably, airdrops) of digital currencies are taxable events giving rise to ordinary income, but there continues to be uncertainty with respect to the timing and amount of the income inclusions. The Trust’s receipt of Additional Currency may give rise to other tax issues. The possibility that the Trust will receive Additional Currency thus increases the uncertainties and risks with respect to the U.S. federal income tax consequences of an investment in Units.

The Trust may distribute Additional Currency, or cash from the sale of Additional Currency, to the Unitholders. Alternatively, the Trust may form a liquidating trust to which it contributes Additional Currency and distribute interests in the liquidating trust to the Unitholders. Any such distribution will not be a taxable event for a U.S. Holder (as defined below). A U.S. Holder’s tax basis in the Additional Currency distributed, whether directly or through the medium of a liquidating trust, will be the same as the U.S. Holder’s tax basis in the distributed assets immediately prior to the distribution, and the U.S. Holder’s tax basis in its pro rata share of the Trust’s remaining assets will not include the amount of such basis. Immediately after any such distribution, the U.S. Holder’s holding period with respect to the distributed Additional Currency will be the same as the U.S. Holder’s holding period with respect to the distributed assets immediately prior to the distribution. A subsequent sale of the distributed Additional Currency will generally be a taxable event for a U.S. Holder.

For simplicity of presentation, the remainder of this discussion assumes that the Trust will hold only Bitcoins. However, the principles set forth in the discussion below apply to all of the assets that the Trust may hold at any time, including Additional Currency, as well as Bitcoins. Without limiting the generality of the foregoing, each beneficial owner of Units generally will be treated for U.S. federal income tax purposes as owning an undivided interest in any Additional Currency held in the Trust, and any transfers or sales of Additional Currency by the Trust (other than distributions by the Trust, as described in the preceding paragraph) will be taxable events to Unitholders with respect to which Unitholders will generally recognize gain or loss in a manner similar to the recognition of gain or loss on a taxable disposition of Bitcoins, as described below.

Tax Consequences to U.S. Holders

As used herein, the term “U.S. Holder” means a beneficial owner of a Unit for U.S. federal income tax purposes that is:

●	an individual who is a citizen or resident of the United States for U.S. federal income tax purposes;

●	a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or of any political subdivision thereof; or

●	an estate the income of which is subject to U.S. federal income taxation regardless of its source; or

●	a trust if (a) a court within the U.S. is able to exercise primary supervision over the administration of the trust and one (1) or more U.S. persons have the authority to control all substantial decisions of the trust, or (b) it has in effect a valid election to be treated as a U.S. person for U.S. federal income tax purposes.
20

Except as specifically noted, the discussion below assumes that each U.S. Holder will acquire all of its Units on the same date for the same price per Unit and either solely for cash or solely for Bitcoins that were originally acquired by the U.S. Holder for cash on the same date.

As discussed in the section entitled “Description of Issuance of Units,” a U.S. Holder may be able to acquire Units of the Trust by contributing Bitcoins in-kind to the Trust. Assuming that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes, such a contribution should not be a taxable event to the U.S. Holder.

For U.S. federal income tax purposes, each U.S. Holder will be treated as owning an undivided interest in the Bitcoins held in the Trust and will be treated as directly realizing its pro rata share of the Trust’s income, gains, losses and deductions. When a U.S. Holder purchases Units solely for cash, (i) the U.S. Holder’s initial tax basis in its pro rata share of the Bitcoins held in the Trust will be equal to the amount paid for the Units and (ii) the U.S. Holder’s holding period for its pro rata share of such Bitcoins will begin on the date of such purchase. When a U.S. Holder acquires Units in exchange for Bitcoins, (i) the U.S. Holder’s initial tax basis in its pro rata share of the Bitcoins held in the Trust will be equal to the U.S. Holder’s tax basis in the Bitcoins that the U.S. Holder transferred to the Trust and (ii) the U.S. Holder’s holding period for its pro rata share of such Bitcoins generally will include the period during which the U.S. Holder held the Bitcoins that the U.S. Holder transferred to the Trust. The Revenue Ruling and FAQs confirm that if a taxpayer acquires tokens of a digital currency at different times and for different prices, the taxpayer has a separate tax basis in each lot of such tokens. Under the Revenue Ruling and FAQs, if a U.S. Holder that owns more than one lot of Bitcoins contributes a portion of its Bitcoins to the Trust in exchange for Units, the U.S. Holder may designate the lot(s) from which such contribution will be made, provided that the U.S. Holder is able to identify specifically which Bitcoins it is contributing and to substantiate its tax basis in those Bitcoins. In general, if a U.S. Holder acquires Units (i) solely for cash at different prices, (ii) partly for cash and partly in exchange for a contribution of Bitcoins or (iii) in exchange for a contribution of Bitcoins with different tax bases, the U.S. Holder’s share of the Trust’s Bitcoins will consist of separate lots with separate tax bases. In addition, in this situation, the U.S. Holder’s holding period for the separate lots may be different. In addition, the Additional Currency that the Trust acquires in a hard fork or airdrop that is treated as a taxable event will constitute a separate lot with a separate tax basis and holding period.

When the Trust transfers Bitcoins to the Sponsor as payment of the Management Fee, or sells Bitcoins to fund payment of any Extraordinary Expenses, each U.S. Holder will be treated as having sold its pro rata share of those Bitcoins for their fair market value at that time (which, in the case of Bitcoins sold by the Trust, generally will be equal to the cash proceeds received by the Trust in respect thereof). As a result, each U.S. Holder will recognize gain or loss in an amount equal to the difference between (i) the fair market value of the U.S. Holder’s pro rata share of the Bitcoins transferred and (ii) the U.S. Holder’s tax basis for its pro rata share of the Bitcoins transferred. Any such gain or loss will be short-term capital gain or loss if the U.S. Holder’s holding period for its pro rata share of the Bitcoins is one year or less and long-term capital gain or loss if the U.S. Holder’s holding period for its pro rata share of the Bitcoins is more than one year. Although unclear due to lack of guidance, a U.S. Holder’s tax basis in its pro rata share of any Bitcoins transferred by the Trust generally will be determined by multiplying the tax basis of the U.S. Holder’s pro rata share of all of the Bitcoins held in the Trust immediately prior to the transfer by a fraction the numerator of which is the amount of Bitcoins transferred and the denominator of which is the total amount of Bitcoins held in the Trust immediately prior to the transfer. Immediately after the transfer, the U.S. Holder’s tax basis in its pro rata share of the Bitcoins remaining in the Trust will be equal to the tax basis of its pro rata share of the Bitcoins held in the Trust immediately prior to the transfer, less the portion of that tax basis allocable to its pro rata share of the Bitcoins transferred.

As noted above, the IRS has taken the position in the Revenue Ruling and FAQs that, under certain circumstances, a hard fork of a digital currency constitutes a taxable event giving rise to ordinary income, and it is clear from the reasoning of the Revenue Ruling and FAQs that the IRS generally would treat an airdrop as a taxable event giving rise to ordinary income. Under the Revenue Ruling and FAQs, a U.S. Holder will have a basis in any Additional Currency received in a fork or airdrop equal to the amount of income the U.S. Holder recognizes as a result of such fork or airdrop and the U.S. Holder’s holding period for such Additional Currency will begin as of the time it recognizes such income.

U.S. Holders’ pro rata shares of the expenses incurred by the Trust will be treated as “miscellaneous itemized deductions” for U.S. federal income tax purposes. As a result, for taxable years beginning before January 1, 2026, a non-corporate U.S. Holder’s share of these expenses will not be deductible for U.S. federal income tax purposes. For taxable years beginning on or after January 1, 2026, a non-corporate U.S. Holder’s share of these expenses will be deductible for regular U.S. federal income tax purposes only to the extent that the U.S. Holder’s share of the expenses, when combined with other “miscellaneous itemized deductions,” exceeds 2% of the U.S. Holder’s adjusted gross income for the particular year, will not be deductible for U.S. federal alternative minimum tax purposes and will be subject to certain other limitations on deductibility.

On a sale or other disposition of Units and although unclear due to lack of guidance, a U.S. Holder will be treated as having sold the Bitcoins underlying such Units. Accordingly, the U.S. Holder generally will recognize gain or loss in an amount equal to the difference between (i) the amount realized on the sale of the Units and (ii) the portion of the U.S. Holder’s tax basis in its pro rata share of the Bitcoins held in the Trust that is attributable to the Units that were sold or otherwise subject to a disposition. Such tax basis generally will be

21

determined by multiplying the tax basis of the U.S. Holder’s pro rata share of all of the Bitcoins held in the Trust immediately prior to such sale or other disposition by a fraction the numerator of which is the number of Units disposed of and the denominator of which is the total number of Units held by such U.S. Holder immediately prior to such sale or other disposition (such fraction, expressed as a percentage, the “Unit Percentage”). If the U.S. Holder’s share of the Trust’s Bitcoins consists of separate lots with separate tax bases and/or holding periods, the U.S. Holder should be treated as having sold the Unit Percentage of each such lot. Gain or loss recognized by a U.S. Holder on a sale or other disposition of Units will generally be short-term capital gain or loss if the U.S. Holder’s holding period for the Bitcoins underlying such Units is one year or less and long-term capital gain or loss if the U.S. Holder’s holding period for the Bitcoins underlying such Units is more than one year. The deductibility of capital losses is subject to significant limitations.

After any sale or other disposition of fewer than all of a U.S. Holder’s Units, the U.S. Holder’s tax basis in its pro rata share of the Bitcoins held in the Trust immediately after the disposition will equal the tax basis in its pro rata share of the total amount of the Bitcoins held in the Trust immediately prior to the disposition, less the portion of that tax basis that is taken into account in determining the amount of gain or loss recognized by the U.S. Holder on the disposition.

Any brokerage or other transaction fee incurred by a U.S. Holder in purchasing Units generally will be added to the U.S. Holder’s tax basis in the underlying assets of the Trust. Similarly, any brokerage fee or other transaction fee incurred by a U.S. Holder in selling Units generally will reduce the amount realized by the U.S. Holder with respect to the sale.

In the absence of guidance to the contrary, it is possible that any income recognized by a U.S. tax-exempt Unitholder as a consequence of a hard fork, airdrop or similar occurrence would constitute UBTI. A tax-exempt Unitholder should consult its tax advisor regarding whether such Unitholder may recognize some UBTI as a consequence of an investment in Units.

Tax Consequences to Non-U.S. Holders

As used herein, the term “non-U.S. Holder” means a beneficial owner of a Unit for U.S. federal income tax purposes that is not a U.S. Holder. The term “non-U.S. Holder” does not include (i) a nonresident alien individual who is present in the United States for 183 days or more in a taxable year, (ii) a former U.S. citizen or U.S. resident or an entity that has expatriated from the United States; (iii) a person whose income in respect of Units is effectively connected with the conduct of a trade or business in the United States; or (iv) an entity that is treated as a partnership for U.S. federal income tax purposes. Unitholders described in the preceding sentence should consult their tax advisers regarding the U.S. federal income tax consequences of owning Units.

A non-U.S. Holder generally will not be subject to U.S. federal income or withholding tax with respect to its share of any gain recognized on the Trust’s transfer of Bitcoins in payment of the Management Fee or any Excluded Expense or on the Trust’s sale or other disposition of Bitcoins, subject to compliance with certification as a non-U.S. Holder. In addition, assuming that the Trust holds no asset other than Bitcoins, a non-U.S. Holder generally will not be subject to U.S. federal income or withholding tax with respect to any gain it recognizes on a sale or other disposition of Units. A non-U.S. Holder also will generally not be subject to U.S. federal income or withholding tax with respect to any distribution received from the Trust, whether in cash or in-kind.

Provided that it does not constitute income that is treated as “effectively connected” with the conduct of a trade or business in the United States, U.S.-source “fixed or determinable annual or periodical” (“FDAP”) income received, or treated as received, by a non-U.S. Holder will generally be subject to U.S. withholding tax at the rate of 30% (subject to possible reduction or elimination pursuant to an applicable tax treaty and to statutory exemptions such as the portfolio interest exemption). Although there is no guidance on point, it is likely that any ordinary income recognized by a non-U.S. Holder as a result of a fork, airdrop or similar occurrence may constitute FDAP income. It is unclear, however, whether any such FDAP income would be properly treated as U.S.-source or foreign-source FDAP income. Non-U.S. Holders in the Trust should assume that, in the absence of guidance, a withholding agent (including the Sponsor) is likely to withhold 30% from a non-U.S. Holder’s pro rata share of any such income, including by deducting such withheld amounts from proceeds that such non-U.S. Holder would otherwise be entitled to receive in connection with a distribution of Additional Currency or proceeds from the disposition of Additional Currency. A non-U.S. Holder that is a resident of a country that maintains an income tax treaty with the United States may be eligible to claim the benefits of that treaty to reduce or eliminate, or to obtain a partial or full refund of, the 30% U.S. withholding tax on its share of any such income, but only if the non-U.S. Holder’s home country treats the Trust as “fiscally transparent,” as defined in applicable Treasury regulations.

Although the nature of the Additional Currency that the Trust may hold in the future is uncertain, it is unlikely that any such asset would give rise to income that is treated as “effectively connected” with the conduct of a trade or business in the United States or that any income derived by a non-U.S. Holder from any such asset would otherwise be subject to U.S. income or withholding tax, except as discussed above in connection with the fork, airdrop or similar occurrence giving rise to Additional Currency. There can, however, be no complete assurance in this regard.

In order to prevent the possible imposition of U.S. “backup” withholding and (if applicable) to qualify for a reduced rate of withholding tax at source under a treaty, a non-U.S. Holder must comply with certain certification requirements (generally, by delivering

22

a properly executed IRS Form W-8BEN or W-8BEN-E to the relevant withholding agent).

U.S. Information Reporting and Backup Withholding

The Trust or the appropriate broker will file certain information returns with the IRS and provide Unitholders with information regarding their annual income (if any) and expenses with respect to the Trust in accordance with applicable Treasury regulations.

A U.S. Holder will generally be subject to information reporting requirements and backup withholding unless (i) the U.S. Holder is a corporation or other exempt recipient or (ii) in the case of backup withholding, the U.S. Holder provides a correct taxpayer identification number and certifies that it is not subject to backup withholding. In order to avoid the information reporting and backup withholding requirements, a non-U.S. Holder may have to comply with certification procedures to establish that it is not a U.S. person. The amount of any backup withholding will be allowed as a credit against the Unitholder’s U.S. federal income tax liability and may entitle the holder to a refund, provided that the required information is furnished to the IRS.

ERISA and Related Considerations

General

The following section sets forth certain consequences under ERISA and the Code which a fiduciary of an “employee benefit plan” as defined in and subject to the fiduciary responsibility provisions of ERISA, or of a “plan” as defined in and subject to Section 4975 of the Code, who has investment discretion should consider before deciding to acquire Units with plan assets (such “employee benefit plans” and “plans” being referred to herein as “Plans,” and such fiduciaries with investment discretion being referred to herein as “Plan Fiduciaries”). The following summary is not intended to be complete, but only to address certain questions under ERISA and the Code that are likely to be raised by the Plan Fiduciary’s own counsel.

In general, the terms “employee benefit plan” as defined in ERISA and “plan” as defined in Section 4975 of the Code together refer to any plan or account of various types which provides retirement benefits or welfare benefits to an individual or to an employer’s employees and their beneficiaries. Such plans and accounts include, but are not limited to, corporate pension and profit sharing plans, “simplified employee pension plans,” Keogh plans for self-employed individuals (including partners), individual retirement accounts described in Section 408 of the Code and medical benefit plans.

Each Plan Fiduciary must give appropriate consideration to the facts and circumstances that are relevant to an investment in the Trust, including the role an investment in the Trust plays in the Plan’s investment portfolio. To the extent required by applicable law, each Plan Fiduciary must be satisfied that investment in the Trust is a prudent investment for the Plan, that the investments of the Plan, including the investment in the Trust, are diversified so as to minimize the risks of large losses, that an investment in the Trust complies with the documents and instruments of the Plan and related trust and that an investment in the Trust does not give rise to a transaction prohibited by Section 406 of ERISA or Section 4975 of the Code for which no exemption is available.

EACH PLAN FIDUCIARY CONSIDERING ACQUIRING UNITS SHOULD CONSULT ITS OWN LEGAL AND TAX ADVISERS BEFORE DOING SO.

Restrictions on Investments by Benefit Plan Investors

ERISA and a regulation issued thereunder contain rules for determining when an investment by a Plan in an entity will result in the underlying assets of the entity being deemed assets of the Plan for purposes of ERISA and Section 4975 of the Code (i.e., “plan assets”). Those rules provide that assets of an entity will not be plan assets of a Plan that purchases an interest therein if the investment in the entity by all “benefit plan investors” is not “significant” or certain other exceptions apply. The term “benefit plan investors” includes all Plans (i.e., all “employee benefit plans” as defined in and subject to the fiduciary responsibility provisions of ERISA and all “plans” as defined in and subject to Section 4975 of the Code) and all entities that hold “plan assets” (each, a “Plan Assets Entity”) due to investments made in such entities by already described benefit plan investors. ERISA provides that a Plan Assets Entity is considered to hold plan assets only to the extent of the percentage of the Plan Assets Entity’s equity interests held by benefit plan investors. In addition, all or part of an investment made by an insurance company using assets from its general account may be treated as a benefit plan investor. Investments by benefit plan investors will be deemed not significant if benefit plan investors own, in the aggregate, less than 25% of the total value of each class of equity interests of the entity (determined by not including the investments of persons with discretionary authority or control over the assets of such entity, of any person who provides investment advice for a fee (direct or indirect) with respect to such assets, and “affiliates” (as defined in the regulations issued under ERISA) of such persons; provided, however, that under no circumstances are investments by benefit plan investors excluded from such calculation).

In order to avoid causing assets of the Trust to be “plan assets,” the Sponsor intends to restrict the aggregate investment by “benefit plan investors” to under 25% of the total value of the Units of the Trust (not including the investments of the Trustee, the Sponsor, any

23

other person who provides investment advice for a fee (direct or indirect) with respect to the assets of the Trust, any other person who has discretionary authority or control over the assets of the Trust and any entity (other than a benefit plan investor) that is directly or indirectly through one or more intermediaries controlling, controlled by or under common control with any of such entities (including a partnership or other entity for which the Sponsor is the general partner, managing member, investment adviser or provides investment advice) and each of the principals, officers and employees of any of the foregoing entities who has the power to exercise a controlling influence over the management or policies of such entity or the Trust). Furthermore, because the 25% test is ongoing, it not only restricts additional investments by benefit plan investors, but also can cause the Sponsor to require that existing benefit plan investors redeem from the Trust in the event that other investors redeem their Units. If rejection of subscriptions or such compulsory redemptions are necessary, as determined by the Sponsor, to avoid causing the assets of the Trust to be “plan assets,” the Sponsor will effect such rejections or redemptions in such manner as the Sponsor, in its sole discretion, determines.

However, there is no assurance that the Sponsor will succeed in avoiding the assets of the Trust being treated as “plan assets.” If the assets of the Trust were to constitute “plan assets” for purposes of ERISA and/or Section 4975 of the Code, the fiduciary responsibility rules of ERISA and the prohibited transaction rules of ERISA and Section 4975 of the Code, as applicable, could potentially limit the investments and operations of the Trust, which could result in a lower return than might otherwise be the case. In addition, if ERISA were to apply, the fiduciary who made the decision to invest a Plan Asset Entity’s assets in the Trust could, under certain circumstances, be liable under ERISA as a co-fiduciary for actions taken by the Trustee or Sponsor on behalf of the Trust.

Ineligible Purchasers

In general, Units may not be purchased with the assets of a Plan if the Trustee, the Sponsor, any of their respective affiliates or any of their respective employees either: (i) has investment discretion with respect to the investment of such Plan assets; (ii) has authority or responsibility to give or regularly gives investment advice with respect to such Plan assets, for a fee, and pursuant to an agreement or understanding that such advice will serve as a primary basis for investment decisions with respect to such Plan assets and that such advice will be based on the particular investment needs of the Plan; or (iii) is an employer maintaining or contributing to such Plan. A party that is described in clause (i) or (ii) of the preceding sentence is a fiduciary under ERISA and the Code with respect to the Plan, and any such purchase might result in a “prohibited transaction” under ERISA and the Code, resulting in possible liabilities and penalties for the responsible Plan fiduciaries and the parties engaging in the transaction with the Plan. A prohibited transaction involving an individual retirement account (“IRA”) and the individual who established the IRA, or his or her beneficiaries, could result in loss of the IRA’s tax-exempt status and assessment of taxes and penalties.

Reporting Requirements

Plans are required to determine the fair market value of their assets as of the close of each Plan’s fiscal year. ERISA Plans and IRAs are also required to file annual reports (Form 5500 series and Form 5498) with the U.S. Department of Labor or the Internal Revenue Service. To facilitate fair market value determinations, and to enable fiduciaries of Plans to satisfy their annual reporting requirements as they relate to an investment in the Trust, Unitholders will be furnished annually with audited financial statements as described in this Annual Report. There can be no assurance (i) that any value established on the basis of such statements could or will actually be realized by investors upon the liquidation of Units, (ii) that investors could realize such value if they were able to, and were to sell their Units, or (iii) that such value will in all circumstances satisfy the applicable ERISA or Code reporting requirements.

In addition, the fiduciaries of an ERISA Plan investing in the Trust are notified that the information in this Annual Report in relation to (i) the compensation or other amounts received by the Trustee, the Sponsor and other parties in connection with their services rendered to the Trust or their position with the Trust; (ii) the services provided by them to the Trust for such compensation or in connection with such other amounts received, and the purpose therefor; (iii) a description of the formula or other bases used to calculate the compensation or other amounts received; and (iv) the identity of the parties paying and receiving the compensation or other amounts, is intended to satisfy the alternative reporting option with respect to payments to such parties that are reportable on Schedule C of the Plan’s Form 5500.

Non-ERISA Plans

Governmental plans, certain church plans (those that have not elected to become subject to ERISA), and non-U.S. plans, while not subject to the fiduciary responsibility provisions of ERISA or the prohibited transaction rules of Section 4975 of the Code, may nevertheless be subject to state, local, or other federal laws, or foreign laws, that are substantially similar to some or all of the foregoing provisions of ERISA and the Code. Thus, while the above-described prohibited transaction provisions of ERISA and the Code may not apply to such plans, those responsible for the investment of the assets of such plans should consider other potentially applicable similar restrictions under other laws. Such potential restrictions may include prohibitions against certain related-party transactions under Section 503 of the Code, applicable state, local, federal, or non-U.S. laws and the restrictions and duties of common law.

Except as otherwise set forth, the foregoing statements regarding the consequences under ERISA and the Code of an investment in the Trust are based on the provisions of the Code and ERISA as currently in effect, and the existing administrative and judicial

24

interpretations thereunder. No assurance can be given that administrative, judicial or legislative changes will not occur that may make the foregoing statements incorrect or incomplete.

Employees

The Trust has no employees.

Item 1A. Risk Factors

An investment in the Units involves material risks as described below. These risks should also be read in conjunction with the other information included in this Annual Report, including the Trust’s financial statements and related notes thereto.

Summary Risk Factors

The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed description of each risk factor contained below.

Risk Factors Related to Digital Assets

●	Digital assets such as Bitcoin were only introduced within the past decade, and the medium-to-long term value of the Units is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets.
●	The Bitcoin Network is part of a new and rapidly evolving industry, and the value of the Units depends on the development and acceptance of the Bitcoin Network.
●	A determination that Bitcoin or any other digital asset is a “security” may adversely affect the value of Bitcoin and the value of the Units, and result in potentially extraordinary, nonrecurring expenses to, or termination of the Trust.
●	Changes in the governance of a digital asset network may not receive sufficient support from users and miners, which may negatively affect that digital asset network’s ability to grow and respond to challenges.
●	Digital asset networks face significant scaling challenges and efforts to increase the volume of transactions may not be successful.
●	A temporary or permanent “fork” could adversely affect the value of the Units.
●	Unitholders may not receive the benefits of any forks or “airdrops.”
●	In the event of a hard fork of the Bitcoin Network, the Sponsor will, if permitted by the terms of the Trust Agreement, use its discretion to determine which network should be considered the appropriate network for the Trust’s purposes, and in doing so may adversely affect the value of the Units.
●	If the digital asset award for solving blocks and transaction fees for recording transactions on the Bitcoin Network are not sufficiently high to incentivize miners, miners may cease expanding processing power or demand high transaction fees, which could negatively impact the value of Bitcoin and the value of the Units.

Risk Factors Related to the Bitcoin Markets

●	The value of the Units relates directly to the value of Bitcoins, the value of which may be highly volatile and subject to fluctuations due to a number of factors.
●	Due to the unregulated nature and lack of transparency surrounding the operations of Bitcoin exchanges, they may experience fraud, security failures or operational problems, which may adversely affect the value of Bitcoin and, consequently, the value of the Units.
●	Competition from the emergence or growth of other digital assets or methods of investing in Bitcoin could have a negative impact on the price of Bitcoin and adversely affect the value of the Units.
●	Failure of funds that hold digital assets or that have exposure to digital assets through derivatives to receive SEC approval to list their shares on exchanges could adversely affect the value of the Units.
●	NAV may not correspond to the weighted-average market price of Bitcoin and, as a result, Units may be purchased (or redeemed, if ever permitted) at a value that differs from the secondary market price of the Units.
●	Suspension or disruptions of market trading may adversely affect the value of units.
●	The lack of active trading markets for the Units may result in losses on an investment in the Trust at the time of disposition of Units.
●	A possible “short squeeze” due to a sudden increase in demand for the Units that largely exceeds supply may lead to price volatility in the Units.
●	Difficulties or limitations in the processes of issuance and redemption (if any) of Units may interfere with opportunities for arbitrage transactions intended to keep the price of the Units closely linked to the price of Bitcoin, which may adversely affect an investment in the Units.
25

●	Disruptions at OTC trading desks and potential consequences of an OTC trading desk’s failure could adversely affect an investment in the Units.
●	Disruptions at Bitcoin exchanges and potential consequences of a Bitcoin exchange’s failure could adversely affect an investment in the Units.
●	Momentum pricing of Bitcoin may subject the Bitcoin price to greater volatility and adversely affect an investment in the Units.

Risk Factors Related to the Trust and the Units

●	The Trust has only a limited performance history.
●	The Units are new securities and their value could decrease if unanticipated operational or trading problems arise.
●	Fees and expenses are charged regardless of profitability and may result in depletion of assets.
●	The security of our Bitcoin Holdings cannot be assured, by the Trust, the Custodian or any other person.
●	Possibility of termination of the Trust may adversely affect a Unitholder’s portfolio.
●	Any errors, discontinuance or changes in determining the value of the Bitcoin held by the Trust may have an adverse effect on the value of the Units.
●	The value of the Units will be adversely affected if the Trust is required to indemnify the Sponsor or the Custodian as contemplated in the Trust Agreement or the Custodial Services Agreement.
●	The Trust’s Bitcoin trading may subject the Trust to the risk of counterparty non-performance, potentially negatively affecting the market price of the Units.
●	The Trust’s Bitcoin Holdings could become illiquid, which could cause large losses to Unitholders at any time or from time to time.
●	Transactions in Bitcoin are irreversible, and the Trust may be unable to recover improperly transferred Bitcoin.
●	The Trust’s Bitcoin may be lost, stolen, or subject to other inaccessibility.
●	Any disruptions to the computer technology used by the Trust or its service providers could adversely affect the Trust’s ability to function and an investment in the Units.
●	The Sponsor’s computer infrastructure may be vulnerable to security breaches. Any such problems could cause interruptions in the Trust’s operations and adversely affect an investment in the Units.
●	Technology system failures could cause interruptions in the Trust’s ability to operate.
●	The lack of full insurance and Unitholders’ limited rights of legal recourse against the Trust, Trustee, Sponsor, Transfer Agent and Custodian expose the Trust and its Unitholders to the risk of loss of the Trust’s Bitcoins for which no person or entity is liable.
●	Because the Units reflect the estimated accrued but unpaid expenses of the Trust, the number of Bitcoins represented by a Unit will gradually decrease over time as the Trust’s Bitcoins are used to pay the Trust’s expenses.

Risk Factors Related to the Regulation of the Trust and the Units

●	Regulation of the Bitcoin industry continues to evolve and is subject to change; future regulatory developments are impossible to predict but may significantly and adversely affect the Trust.
●	The sale of the Units could be subject to SEC or state securities registration.
●	The Trust is not a registered investment company.
●	The Trust could be, or could become, subject to the CEA.
●	Future U.S. and foreign regulation of the Bitcoin market may impose other regulatory burdens, which could harm the Trust or even cause the Trust to liquidate.
●	Banks may not provide banking services, or may cut off banking services, to businesses that provide Bitcoin-related services or that accept Bitcoin as payment, which could directly impact the Trust’s operations, damage the public perception of Bitcoin and the utility of Bitcoin as a payment system and could decrease the price of Bitcoin and adversely affect an investment in the Units.
●	It may be illegal now, or in the future, to acquire, own, hold, sell or use Bitcoin in one or more countries, and ownership of, holding or trading in Units may also be considered illegal and subject to sanctions.
●	If regulatory changes or interpretations of the Trust’s or Sponsor’s activities require registration as money service businesses under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act or as money transmitters or digital currency businesses under state regimes for the licensing of such businesses, the Trust and/or Sponsor could suffer reputational harm and also extraordinary, recurring and/or nonrecurring expenses, which would adversely impact an investment in the Units.
●	The treatment of the Trust for U.S. federal income tax purposes is uncertain.
●	Unitholders could incur a tax liability without an associated distribution.
●	The treatment of Bitcoin for U.S. federal income tax purposes is uncertain.
●	Future developments regarding the treatment of digital currency for U.S. federal income tax purposes could adversely affect the value of the Units.
●	Future developments in the treatment of digital currency for tax purposes other than U.S. federal income tax purposes could adversely affect the value of the Units.
●	A U.S. tax-exempt Unitholder may recognize “unrelated business taxable income” a consequence of an investment in Units.
26

●	Non-U.S. Holders may be subject to U.S. federal withholding tax on income derived from forks, airdrops and similar occurrences.

Risk Factors Related to Potential Conflicts of Interest

●	Potential conflicts of interest may arise among the Sponsor or its affiliates and the Trust. The Sponsor and its affiliates have no fiduciary duties to the Trust and its Unitholders other than as provided in the Trust Agreement, which may permit them to favor their own interests to the detriment of the Trust and its Unitholders.
●	Unitholders cannot be assured of the Sponsor’s continued services, the discontinuance of which may be detrimental to the Trust.
●	The Custodian could resign or be removed by the Sponsor, which would trigger early termination of the Trust.
●	Unitholders may be adversely affected by the lack of independent advisers representing investors in the Trust.

Risk Factors Related to Digital Assets

Digital assets such as Bitcoin were only introduced within the past decade, and the medium-to-long term value of the Units is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets.

Digital assets such as Bitcoin were only introduced within the past decade, and the medium-to-long term value of the Units is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the infancy of their development, their dependence on the internet and other technologies, their dependence on the role played by miners and developers and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Units:

●          The trading prices of many digital assets, including Bitcoin, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including Bitcoin, over the course of 2017, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2018 in digital asset trading prices, including for Bitcoin. These drawdowns notwithstanding, Bitcoin prices have increased significantly again during 2019 and the Bitcoin markets may still be experiencing a bubble or may experience a bubble again in the future. Extreme volatility in the future, including further declines in the trading prices of Bitcoin, could have a material adverse effect on the value of the Units and the Units could lose all or substantially all of their value.

●          Digital asset networks and the software used to operate them are in the early stages of development. Digital assets have experienced, and we expect will experience in the future, sharp fluctuations in value. Given the infancy of the development of digital asset networks, parties may be unwilling to transact in digital assets, which would dampen the growth, if any, of digital asset networks.

●          Digital asset networks are dependent upon the internet. A disruption of the internet or a digital asset network, such as the Bitcoin Network, would affect the ability to transfer digital assets, including Bitcoin, and, consequently, their value.

●          The acceptance of software patches or upgrades by a significant, but not overwhelming, percentage of the users and miners in a digital asset network, such as the Bitcoin Network, could result in a “fork” in such network’s blockchain, resulting in the operation of multiple separate networks.

●          Governance of the Bitcoin Network is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of the Bitcoin Network, which may stymie the Bitcoin Network’s utility and ability to grow and face challenges. In particular, it may be difficult to find solutions or martial sufficient effort to overcome any future problems on the Bitcoin Network, especially long-term problems.

●          The foregoing notwithstanding, the Bitcoin Network’s protocol is informally managed by a group of core developers that propose amendments to the Bitcoin Network’s source code. The core developers evolve over time, largely based on self-determined participation. To the extent that a significant majority of users and miners adopt amendments to the Bitcoin Network, the Bitcoin Network will be subject to new protocols that may adversely affect the value of Bitcoin.

●          The loss or destruction of a private key required to access a digital asset such as Bitcoin may be irreversible. If a private key is lost, destroyed or otherwise compromised and no backup of the private key is accessible, the Trust will be unable to access the Bitcoin held in the Bitcoin Account corresponding to that private key and the private key will not be capable of being restored by the Bitcoin Network.

●          Bitcoins have only recently become selectively accepted as a means of payment by retail and commercial outlets, and use of Bitcoins by consumers to pay such retail and commercial outlets remains limited. Banks and other established financial institutions may refuse to process funds for Bitcoin transactions; process wire transfers to or from Bitcoin exchanges, Bitcoin-related companies or service providers, or maintain accounts for persons or entities transacting in Bitcoin. As a result, the prices of Bitcoins are largely determined by speculators and miners, thus contributing to price volatility that makes retailers less likely to accept it as a form of payment in the future.

●          Miners, developers and users may switch to or adopt certain digital assets at the expense of their engagement with other digital asset networks, which may negatively impact those networks, including the Bitcoin Network.

●          Over the past several years, digital asset mining operations have evolved from individual users mining with computer processors, graphics processing units and first generation application specific integrated circuit machines to “professionalized” mining operations using proprietary hardware or sophisticated machines. If the profit margins of digital asset mining operations are not sufficiently high, digital asset miners are more likely to immediately sell tokens earned by mining, resulting in an increase in liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price.

●          To the extent that any miners cease to record transactions that do not include the payment of a transaction fee in solved blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Blockchain until a block is solved by a miner who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays in the recording of transactions could result in a loss of confidence in the digital asset network.

●          Many digital asset networks face significant scaling challenges and are being upgraded with various features to increase the speed and throughput of digital asset transactions. These attempts to increase the volume of transactions may not be effective.

●          The open-source structure of many digital asset network protocols, such as the protocol for the Bitcoin Network, means that developers and other contributors are generally not directly compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular digital asset may lack a financial incentive to maintain or develop the network, or may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with other participants in a particular digital asset network. A failure to properly monitor and upgrade the protocol of the Bitcoin Network could damage that network.

●          Banks may not provide banking services, or may cut off banking services, to businesses that provide digital asset-related services or that accept digital assets as payment, which could dampen liquidity in the market and damage the public perception of digital assets generally or any one digital asset in particular, such as Bitcoin, and their or its utility as a payment system, which could decrease the price of digital assets generally or individually.

Moreover, because digital assets, including Bitcoin, have been in existence for a short period of time and are continuing to develop, there may be additional risks in the future that are impossible to predict as of the date of this Annual Report.

The Bitcoin Network is part of a new and rapidly evolving industry, and the value of the Units depends on the development and acceptance of the Bitcoin Network.

The Bitcoin Network was first launched in 2009 and Bitcoins were the first cryptographic digital assets created to gain global adoption and critical mass. Although the Bitcoin Network is the most established digital asset network, the Bitcoin Network and other cryptographic and algorithmic protocols governing the issuance of digital assets represent a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the realization of one or more of the following risks could materially adversely affect the value of the Units:

●          As the Bitcoin Network continues to develop and grow, certain technical issues might be uncovered, and the troubleshooting and resolution of such issues requires the attention and efforts of Bitcoin’s global development community.

●          In August 2017, the Bitcoin Network underwent a hard fork that resulted in the creation of a new digital asset network called Bitcoin Cash. This hard fork was contentious, and as a result some users of the Bitcoin Cash network may harbor ill will toward the Bitcoin Network. These users may attempt to negatively impact the use or adoption of the Bitcoin Network.

●         Also in August 2017, the Bitcoin Network was upgraded with a technical feature known as “Segregated Witness” that, among other things, potentially doubles the transactions per second that can be handled on-chain and enables so-called second layer solutions, such as the Lightning Network or payment channels, that have the potential to substantially increase transaction throughput (i.e., millions of transactions per second). As of the date of this Annual Report, wallets and intermediaries that support Segregated Witness or Lightning Network-like technologies do not yet have material adoption. This upgrade may fail to work as expected leading to a decline in support and price of Bitcoin.

Moreover, in the past, flaws in the source code for digital assets have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. The cryptography underlying Bitcoin could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. In any of these circumstances, a malicious actor may be able to take the Trust’s Bitcoin, which would adversely affect the value of the Units. Moreover, functionality of the Bitcoin Network may be negatively affected such that it is no longer attractive to users, thereby dampening demand for Bitcoin. Even if another digital asset other than Bitcoin were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Units.

The Trust is not actively managed and will not have any formal strategy relating to the development of the Bitcoin Network.

Digital assets may have concentrated ownership and large sales or distributions by holders of such digital assets could have an adverse effect on the market price of such digital asset

As of January 28, 2022, the largest 100 Bitcoin wallets held approximately 13.49% of the Bitcoins in circulation and it is possible that some of these wallets are controlled by the same person or entity. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of Bitcoin, even if they individually only hold a small amount. As a result of this concentration of ownership, large sales by such holders could have an adverse effect on the market price of Bitcoin.

A determination that Bitcoin or any other digital asset is a “security” may adversely affect the value of Bitcoin and the value of the Units, and result in potentially extraordinary, nonrecurring expenses to, or termination of the Trust

The SEC has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and the outcome is difficult to predict. Further, if any other digital asset is determined to be a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for Bitcoin as a digital asset due to negative publicity or a decline in the general acceptance of digital assets. As such, any determination that Bitcoin or any other digital asset is a security under federal or state securities laws may adversely affect the value of Bitcoin and, as a result, the value of the Units.

To the extent that Bitcoin is determined to be a security, the Trust and the Sponsor may also be subject to additional regulatory requirements, including under the Investment Company Act, and the Sponsor may be required to register as an investment adviser under the Advisers Act. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s Bitcoin at a time that is disadvantageous to Unitholders.

Changes in the governance of a digital asset network may not receive sufficient support from users and miners, which may negatively affect that digital asset network’s ability to grow and respond to challenges.

The governance of decentralized networks, such as the Bitcoin and Ethereum networks, is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of any particular decentralized digital asset network, which may stymie such network’s utility and ability to grow and face challenges. The foregoing notwithstanding, the protocols for some decentralized networks, such as the Bitcoin network, are informally managed by a group of core developers that propose amendments to the relevant network’s source code. Core developers’ roles evolve over time, largely based on self-determined participation. If a significant majority of users and miners adopt amendments to a decentralized network based on the proposals of such core developers, such network will be subject to new protocols that may adversely affect the value of the relevant digital asset.

As a result of the foregoing, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems, especially long-term problems, on digital asset networks.

Digital asset networks face significant scaling challenges and efforts to increase the volume of transactions may not be successful.

Many digital asset networks face significant scaling challenges due to the fact that public blockchains generally face a trade-off regarding security and scalability. One means through which public blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization generally means a given digital asset network is less susceptible to manipulation or capture. In practice, this typically means that every single node on a given digital asset network is responsible for securing the system by processing every transaction and maintaining a copy of the entire state of the network. As a result, a digital asset network may be limited in the number of transactions it can process by the capabilities of each single fully participating node.

As corresponding increases in throughput lag behind growth in the use of digital asset networks, average fees and settlement times may increase considerably. For example, the Bitcoin Network has been, at times, at capacity, which has led to increased transaction fees. Since January 1, 2017, Bitcoin transaction fees have increased from $0.35 per Bitcoin transaction, on average, to a high of $55.16 per transaction, on average, on December 22, 2017. As of December 31, 2021, Bitcoin transaction fees generally ranged from $1.11 to $3.31 per transaction. Increased fees and decreased settlement speeds could preclude certain uses for Bitcoin (e.g., micropayments), and could reduce demand for, and the price of, Bitcoin, which could adversely impact the value of the Units.

Many developers are actively researching and testing scalability solutions for public blockchains that do not necessarily result in lower levels of security or decentralization (e.g., off-chain payment channels like the Lightning Network, sharding or off-chain computations). However, there is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of the Bitcoin Network transactions will be effective, or how long these mechanisms will take to become effective, which could adversely impact the value of the Units.

If a malicious actor or botnet obtains control of more than 50% of the processing power on the Bitcoin Network, or otherwise obtains control over the Bitcoin Network through its influence over core developers or otherwise, such actor or botnet could manipulate the Blockchain to adversely affect the value of the Units or the ability of the Trust to operate.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining on the Bitcoin Network, it may be able to alter the Blockchain on which transactions in Bitcoin rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could also control, exclude or modify the ordering of transactions. Although the malicious actor or botnet would not be able to generate new tokens or transactions using such control, it could “double-spend” its own tokens (i.e., spend the same tokens in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control. To the extent that such malicious actor or botnet did not yield its control of the processing power on the Bitcoin Network, or the Bitcoin community did not reject the fraudulent blocks as malicious, reversing any changes made to the Blockchain may not be possible. Further, a malicious actor or botnet could create a flood of transactions in order to slow down the Bitcoin Network.

Although there are no known reports of malicious activity on, or control of, the Bitcoin Network, it is believed that certain mining pools may have exceeded the 50% threshold on the Bitcoin Network. The possible crossing of the 50% threshold indicates a greater risk that a single mining pool could exert authority over the validation of Bitcoin transactions, and this risk is heightened if over 50% of the processing power on the network falls within the jurisdiction of a single governmental authority. If network participants, including the core developers and the administrators of mining pools, do not act to ensure greater decentralization of Bitcoin mining processing power, the feasibility of a malicious actor obtaining control of the processing power on the Bitcoin Network will increase, which may adversely affect the value of the Units.

A malicious actor may also obtain control over the Bitcoin Network through its influence over core developers by gaining direct control over a core developer or an otherwise influential programmer. To the extent that the Bitcoin ecosystem does not grow, the possibility that a malicious actor may be able obtain control of the processing power on the Bitcoin Network in this manner will remain heightened.

A temporary or permanent “fork” could adversely affect the value of the Units.

The Bitcoin Network operates using open-source protocols, meaning that any user can download the software, modify it and then propose that the users and miners of Bitcoin adopt the modification. When a modification is introduced and a substantial majority of users and miners consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users and miners consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork” of the Bitcoin Network, with one group running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of Bitcoin running in parallel, yet lacking interchangeability. For example, in August 2017, Bitcoin “forked” into Bitcoin and a new digital asset, Bitcoin Cash, as a result of a several-year dispute over how to increase the rate of transactions that the Bitcoin Network can process.

Forks may also occur as a network community’s response to a significant security breach. For example, in June 2016, an anonymous hacker exploited a smart contract running on the Ethereum network to syphon approximately $60 million of ETH held by The DAO, a distributed autonomous organization, into a segregated account. In response to the hack, most participants in the Ethereum community elected to adopt a “fork” that effectively reversed the hack. However, a minority of users continued to develop the original blockchain, now referred to as “Ethereum Classic” with the digital asset on that blockchain now referred to as Ether Classic, or ETC. ETC now trades on several digital asset exchanges. A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users and miners abandoning the digital asset with the flawed software. It is possible, however, that a substantial number of users and miners could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork, as in the case of Ether and Ether Classic.

In addition, many developers have previously initiated hard forks in the Blockchain to launch new digital assets, such as Bitcoin

Gold and Bitcoin Diamond. To the extent such digital assets compete with Bitcoin, such competition could impact demand for Bitcoin and could adversely impact the value of the Units.

Furthermore, a hard fork can lead to new security concerns. For example, when the Ethereum and Ethereum Classic networks split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum exchanges through at least October 2016. An Ethereum exchange announced in July 2016 that it had lost 40,000 Ether Classic, worth about $100,000 at that time, as a result of replay attacks. Another possible result of a hard fork is an inherent decrease in the level of security due to significant amounts of mining power remaining on one network or migrating instead to the new forked network. After a hard fork, it may become easier for an individual miner or mining pool’s hashing power to exceed 50% of the processing power of the digital asset network that retained or attracted less mining power, thereby making digital assets that rely on proof-of-work more susceptible to attack.

A future fork in the Bitcoin Network could adversely affect the value of the Units or the ability of the Trust to operate.

Unitholders may not receive the benefits of any forks or “airdrops.”

In addition to forks, a digital asset may become subject to a similar occurrence known as an “airdrop.” In an airdrop, the promotors of a new digital asset announce to holders of another digital asset that such holders will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they hold such other digital asset.

Unitholders may not receive the benefits of any forks, the Trust may not choose, or be able, to participate in an airdrop and the timing of receiving any benefits from a fork, airdrop or similar event is uncertain. We refer to the right to receive any such benefit as an “Incidental Right” and any such virtual currency acquired through an Incidental Right as “Additional Currency.” There are likely to be operational, tax, securities law, regulatory, legal and practical issues that significantly limit, or prevent entirely, Unitholders’ ability to realize a benefit, through their interests in the Trust, from any such Additional Currency. For instance, the Custodian may not agree to provide access to the Additional Currency. In addition, the Sponsor may determine that there is no safe or practical way to custody the Additional Currency, or that trying to do so may pose an unacceptable risk to the Trust’s holdings in Bitcoin, or that the costs of taking possession and/or maintaining ownership of the Additional Currency exceed the benefits of owning the Additional Currency. Additionally, laws, regulation or other factors may prevent Unitholders from benefiting from the Additional Currency even if there is a safe and practical way to custody and secure the Additional Currency. For example, it may be illegal to sell or otherwise dispose of the Additional Currency, or there may not be a suitable market into which the Additional Currency can be sold (immediately after the fork or airdrop, or ever). The Sponsor may also determine, in consultation with its legal advisors and tax consultants, that the Additional Currency is, or is likely to be deemed, a security under federal or state securities laws. In such a case, the Sponsor would irrevocably abandon, as of any date on which the Trust creates Units, such Additional Currency if holding it would have an adverse effect on the Trust and it would not be practicable to avoid such effect by disposing of the Additional Currency in a manner that would result in Unitholders receiving more than insignificant value thereof. In making such a determination, the Sponsor expects to take into account a number of factors, including the definition of a “security” under Section 2(a)(1) of the Securities Act and Section 3(a)(10) of the Exchange Act, SEC v. W.J. Howey Co., 328 U.S. 293 (1946) and the case law interpreting it, as well as reports, orders, press releases, public statements and speeches by the SEC providing guidance on when a digital asset is a “security” for purposes of the federal securities laws.

In the event of a hard fork of the Bitcoin Network, the Sponsor will, if permitted by the terms of the Trust Agreement, use its discretion to determine which network should be considered the appropriate network for the Trust’s purposes, and in doing so may adversely affect the value of the Units.

In the event of a hard fork of the Bitcoin Network, the Sponsor will, if permitted by the terms of the Trust Agreement, use its discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of the Bitcoin Network, is generally accepted as the Bitcoin Network and should therefore be considered the appropriate network for the Trust’s purposes. The Sponsor will base its determination on a variety of then relevant factors, including, but not limited to, the Sponsor’s beliefs regarding expectations of the core developers of Bitcoin, users, services, businesses, miners and other constituencies, as well as the actual continued acceptance of, mining power on, and community engagement with, the Bitcoin Network. There is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork, and the Sponsor’s decision may adversely affect the value of the Units as a result. The Sponsor may also disagree with Unitholders, security vendors and the Index Provider on what is generally accepted as Bitcoin and should therefore be considered “Bitcoin” for the Trust’s purposes, which may also adversely affect the value of the Units as a result.

If the digital asset award for solving blocks and transaction fees for recording transactions on the Bitcoin Network are not sufficiently high to incentivize miners, miners may cease expanding processing power or demand high transaction fees, which could negatively impact the value of Bitcoin and the value of the Units.

If the digital asset awards for solving blocks and the transaction fees for recording transactions on the Bitcoin Network are not sufficiently high to incentivize miners, miners may cease expending processing power to solve blocks and confirmations of transactions on the Blockchain could be slowed. A reduction in the processing power expended by miners on the Bitcoin Network could increase the likelihood of a malicious actor or botnet obtaining control.

Miners have historically accepted relatively low transaction confirmation fees on most digital asset networks. If miners demand higher transaction fees for recording transactions in the Blockchain or a software upgrade automatically charges fees for all transactions on the Bitcoin Network, the cost of using Bitcoin may increase and the marketplace may be reluctant to accept Bitcoin as a means of payment. Alternatively, miners could collude in an anti-competitive manner to reject low transaction fees on the Bitcoin Network and force users to pay higher fees, thus reducing the attractiveness of the Bitcoin Network. Higher transaction confirmation fees resulting through collusion or otherwise may adversely affect the attractiveness of the Bitcoin Network, the value of Bitcoin and the value of the Units.

Any name change and any associated rebranding initiative by the core developers of Bitcoin may not be favorably received by the digital asset community, which could negatively impact the value of Bitcoin and the value of the Units.

From time to time, digital assets may undergo name changes and associated rebranding initiatives. For example, Bitcoin Cash may sometimes be referred to as Bitcoin ABC in an effort to differentiate itself from any Bitcoin Cash hard forks, such as Bitcoin Satoshi’s Vision, and in the third quarter of 2018, the team behind Zen rebranded and changed the name of ZenCash to “Horizen.” The Trust cannot predict the impact of any name change and any associated rebranding initiative on Bitcoin. After a name change and an associated rebranding initiative, a digital asset may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by such digital asset. The failure of any name change and any associated rebranding initiative by a digital asset may result in such digital asset not realizing some or all of the anticipated benefits contemplated by the name change and associated rebranding initiative, and could negatively impact the value of Bitcoin and the value of the Shares.

The Bitcoin Network requires significant electricity to mine and it is possible that certain jurisdictions will implement regulations regarding the energy consumption of the Bitcoin Network, which could result in a significant reduction in mining activity and adversely affect the security of the Bitcoin Network.

Concerns have been raised about the electricity required to secure and maintain the Bitcoin Network. On February 12, 2022 in connection with the mining process, an all-time high of over 248 million tera hashing operations were performed every second, non-stop on the Bitcoin Network, before falling back to 209 million per second by February 14, 2022. Although measuring the electricity consumed by this process is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. Further, in addition to the direct energy costs of performing these calculations, there are indirect costs that impact the Bitcoin Network’s total energy consumption, including the costs of cooling the machines that perform these calculations. In recent months, due to these concerns around energy consumption, particularly as such concerns relate to public utilities companies, various states and cities have implemented, or are considering implementing, moratoriums on Bitcoin mining in their jurisdictions. A significant reduction in mining activity as a result of such actions could adversely affect the security of the Bitcoin Network by making it easier for a malicious actor or botnet to manipulate the Blockchain, which could adversely affect the value of the Units or the ability of the Trust to operate. See “—If a malicious actor or botnet obtains control of more than 50% of the processing power on the Bitcoin Network, or otherwise obtains control over the Bitcoin Network through its influence over core developers or otherwise, such actor or botnet could manipulate the Blockchain to adversely affect an investment in the Shares or the ability of the Trust to operate.”

Risk Factors Related to the Bitcoin Markets

The value of the Units relates directly to the value of Bitcoins, the value of which may be highly volatile and subject to fluctuations due to a number of factors.

The value of the Units relates directly to the value of the Bitcoins held by the Trust and fluctuations in the price of Bitcoin could adversely affect the value of the Units. The market price of Bitcoin may be highly volatile, and subject to a number of factors, including:

●	An increase in the global Bitcoin supply;

●	Manipulative trading activity on Bitcoin exchanges, which are largely unregulated;

●	The adoption of Bitcoin as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Bitcoin Network;

●	Forks in the Bitcoin Network;

●	Investors’ expectations with respect to interest rates, the rates of inflation of fiat currencies or Bitcoin and digital asset exchange rates;

●	Consumer preferences and perceptions of Bitcoin specifically and digital assets generally;
32

●	Fiat currency withdrawal and deposit policies on Bitcoin exchanges;

●	The liquidity of Bitcoin markets;

●	Investment and trading activities of large investors that invest directly or indirectly in Bitcoin;

●	A “short squeeze” resulting from speculation on the price of Bitcoin, if aggregate short exposure exceeds the number of Units available for purchase;

●	An active derivatives market for Bitcoin or for digital assets generally;

●	Monetary policies of governments, trade restrictions, currency devaluations and revaluations and regulatory measures or enforcement actions, if any, that restrict the use of Bitcoin as a form of payment or the purchase of Bitcoin on the Bitcoin markets;

●	Global or regional political, economic or financial conditions, events and situations;

●	Fees associated with processing a Bitcoin transaction and the speed at which Bitcoin transactions are settled;

●	Interruptions in service from or failures of major Bitcoin exchanges;

●	Decreased confidence in Bitcoin exchanges due to the unregulated nature and lack of transparency surrounding the operations of Bitcoin exchanges;

●	Increased competition from other forms of digital assets or payment services; and

●	The Trust’s own acquisitions or dispositions of Bitcoin, since there is no limit on the number of Bitcoin that the Trust may acquire.

In addition, there is no assurance that Bitcoin will maintain its value in the long or intermediate term. In the event that the price of Bitcoin declines, the Sponsor expects the value of the Units to decline proportionately.

The value of a Bitcoin as represented by the Bitcoin Market Price or by the Trust’s principal market may also be subject to momentum pricing due to speculation regarding future appreciation in value, leading to greater volatility that could adversely affect the value of the Units. Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for future appreciation in value, if any. The Sponsor believes that momentum pricing of Bitcoins has resulted, and may continue to result, in speculation regarding future appreciation in the value of Bitcoin, inflating and making the Bitcoin Market Price more volatile. As a result, Bitcoin may be more likely to fluctuate in value due to changing investor confidence, which could impact future appreciation or depreciation in the Bitcoin Market Price and could adversely affect the value of the Units.

“Volatility” of an asset may be defined as a measure of the risk or price moves for the asset calculated from the standard deviation of day-to-day logarithmic historical price changes. The 30-day price volatility equals the annualized standard deviation of the relative price change for the 30 most recent trading days closing price, expressed as a percentage. (Source: Bloomberg)

Bitcoin has experienced significant price fluctuations, such as its historic decline of over $19,000 to less than $3,200 from December 2017 to December 2018, and the price decline from over $59,000 to less than $34,000 during the period from May 7, 2021 to May 28, 2021.

As of December 27, 2021, Bitcoin’s 30-day annualized price volatility denominated in U.S. dollars was 51.33%. Over the past five years, Bitcoin’s rolling 30-day annualized volatility has averaged 65% with a maximum value of 160% on December 26, 2017 and a minimum value of 18.99% on July 26, 2020. (Source: Bloomberg). Bitcoin has and may continue to experience rapid changes in volatility depending on market conditions. For example, in May of 2021, Bitcoin’s volatility transitioned from a volatility range of 39% to over 100% by June of 2021, where it stayed for 23 consecutive days.

Due to the unregulated nature and lack of transparency surrounding the operations of Bitcoin exchanges, they may experience fraud, security failures or operational problems, which may adversely affect the value of Bitcoin and, consequently, the value of the Units.

Bitcoin exchanges are relatively new and, in some cases, unregulated. Many trading platforms for digital assets are not subject to regulation to the same extent or in the same manner as other regulated trading platforms, such as Listing Exchanges or designated contract markets that face a variety of federal standards for fair access, cybersecurity and other areas of regulation. Bitcoin is susceptible to the dissemination of false or misleading information regarding material non-public information related to: the actions of regulators with respect to Bitcoin; order flow, such as plans of market participants to significantly increase or decrease their holdings in Bitcoin; new sources of demand, such as new ETPs that would hold Bitcoin; or the decision of a Bitcoin-based ETP, a Bitcoin trading venue, or a Bitcoin wallet service provider with respect to how it would respond to a “fork” in the blockchain, which would create two different, non-interchangeable types of Bitcoin. Bitcoin trading activity is dispersed across markets and over-the-counter transactions worldwide, and there is no centralized, regulatory data source for Bitcoin trading statistics. Furthermore, while many prominent Bitcoin exchanges provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance, many Bitcoin exchanges do not provide this information. As a result, the marketplace may lose confidence in Bitcoin exchanges, including prominent exchanges that handle a significant volume of Bitcoin trading.

For example, in 2019 there were reports claiming that 80-95% of Bitcoin trading volume on Bitcoin exchanges was false or non-economic in nature, with specific focus on unregulated exchanges located outside of the U.S. Such reports may indicate that the Bitcoin exchange market is significantly smaller than expected and that the U.S. makes up a significantly larger percentage of the Bitcoin exchange market than is commonly understood. Nonetheless, any actual or perceived false trading in the Bitcoin exchange market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of Bitcoin and/or negatively affect the market perception of Bitcoin.

In addition, over the past several years, some Bitcoin exchanges have been closed due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such Bitcoin exchanges were not compensated or made whole for the partial or complete losses of their account balances in such Bitcoin exchanges. While smaller Bitcoin exchanges are less likely to have the infrastructure and capitalization that make larger Bitcoin exchanges more stable, larger Bitcoin exchanges are more likely to be appealing targets for hackers and malware and may be more likely to be targets of regulatory enforcement action. For example, the collapse of Mt. Gox, which filed for bankruptcy protection in Japan in late February 2014, demonstrated that even the largest Bitcoin exchanges could be subject to abrupt failure with consequences for both users of Bitcoin exchanges and the Bitcoin industry as a whole. In particular, in the two weeks that followed the February 7, 2014 halt of Bitcoin withdrawals from Mt. Gox, the value of one Bitcoin fell on other exchanges from around $795 on February 6, 2014 to $578 on February 20, 2014. Additionally, in January 2015, Bitstamp announced that approximately 19,000 Bitcoin had been stolen from its operational or “hot” wallets. Further, in August 2016, it was reported that almost 120,000 Bitcoins worth around $78 million were stolen from Bitfinex, a large Bitcoin exchange. The value of Bitcoin immediately decreased over 10% following reports of the theft at Bitfinex and the Units suffered a corresponding decrease in value. In July 2017, the Financial Crimes Enforcement Network (“FinCEN”) assessed a $110 million fine against BTC-E, a now defunct Bitcoin exchange, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based cryptocurrency exchange Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their exchange accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In addition, in January 2018, the Japanese digital asset exchange, Coincheck, was hacked, resulting in losses of approximately $535 million, and in February 2018, the Italian digital asset exchange, Bitgrail, was hacked, resulting in approximately $170 million in losses. Most recently in May 2019, one of the world’s largest Bitcoin exchanges, Binance, was hacked, resulting in losses of approximately $40 million.

Negative perception, a lack of stability in the Bitcoin markets and the closure or temporary shutdown of Bitcoin exchanges due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in the Bitcoin Network and result in greater volatility in the prices of Bitcoin. Furthermore, the closure or temporary shutdown of a Bitcoin exchange used in calculating the Bitcoin Market Price may result in a loss of confidence in the Trust’s ability to determine its Bitcoin Holdings on a daily basis. These potential consequences of such a Bitcoin exchange’s failure could adversely affect the value of the Units.

Competition from the emergence or growth of other digital assets or methods of investing in Bitcoin could have a negative impact on the price of Bitcoin and adversely affect the value of the Units.

Bitcoin was the first digital asset to gain global adoption and critical mass, and as a result, it has a “first to market” advantage over other digital assets. As of March 8, 2022, Bitcoin was the largest digital asset by market capitalization and had the largest user base and largest combined mining power. Despite this first to market advantage, as of as of March 8, 2022 there were over 9,000 alternative digital assets tracked by CoinMarketCap.com, having a total market-capitalization of approximately $2 trillion (including the approximately $800 billion market cap of Bitcoin), as calculated using market prices and total available supply of each digital asset. In addition, many consortiums and financial institutions are also researching and investing resources into private or permissioned blockchain platforms rather than open platforms like the Bitcoin Network. Competition from the emergence or growth of alternative digital assets could have a negative impact on the demand for, and price of, Bitcoin and thereby adversely affect the value of the Units.

Investors may invest in Bitcoin through means other than the Units, including through direct investments in Bitcoin and other potential financial vehicles, possibly including securities backed by or linked to Bitcoin and digital asset financial vehicles similar to the Trust. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in Bitcoin directly, which could limit the market for, and reduce the liquidity of, the Units. In addition, to the extent digital asset financial vehicles other than the Trust tracking the price of Bitcoin are formed and represent a significant proportion of the demand for Bitcoin, large purchases or redemptions of the securities of these digital asset financial vehicles, or private funds holding Bitcoin, could negatively affect the Bitcoin Market Price, the Bitcoin Holdings, the price of the Units, the NAV and the NAV per Unit.

Failure of funds that hold digital assets or that have exposure to digital assets through derivatives to receive SEC approval to list their shares on exchanges could adversely affect the value of the Units.

There have been a growing a number of attempts to list on national securities exchanges the shares of funds that hold digital assets or that have exposures to digital assets through derivatives. These investment vehicles attempt to provide institutional and retail investors exposure to markets for digital assets and related products. The SEC has repeatedly denied such requests. On January 18, 2018, the SEC’s Division of Investment Management outlined several questions that sponsors would be expected to address before the SEC will consider granting approval for funds holding “substantial amounts” of cryptocurrencies or “cryptocurrency-related products.” The questions, which focus on specific requirements of the Investment Company Act, generally fall into one of five key areas: valuation, liquidity, custody, arbitrage and potential manipulation. The SEC has not explicitly stated whether each of the questions set forth would also need to be addressed by entities with similar products and investment strategies that instead pursue registered offerings under the Securities Act, although such entities would need to comply with the registration and prospectus disclosure requirements of the Securities Act. The exchange listing of shares of digital asset funds would create more opportunities for institutional and retail investors to invest in the digital asset market. If exchange-listing requests are not approved by the SEC and the outstanding requests are ultimately denied by the SEC, increased investment interest by institutional or retail investors could fail to materialize, which could reduce the demand for digital assets generally and therefore adversely affect the value of the Units.

NAV may not correspond to the weighted-average market price of Bitcoin and, as a result, Units may be purchased (or redeemed, if ever permitted) at a value that differs from the secondary market price of the Units.

The NAV of the Trust will change as fluctuations occur in the market price of the Trust’s Bitcoin holdings. Unitholders should be aware that the secondary market trading price of a Unit may be different from the NAV per Unit (i.e., Units may trade at a premium over, or a discount to, the NAV), and similarly the secondary market trading price per Unit may be different from the NAV per Unit, for a number of reasons, including price volatility, trading volume and any closings of Bitcoin trading platforms due to fraud, failure, security breaches or otherwise. Consequently, an investor may be able to purchase Units at a discount or a premium to the market trading price per Unit (if and when Units trade on a secondary trading market). This price difference may be due, in large part, but not exclusively, to the fact that supply and demand forces at work in the secondary trading market for Units are related, but not identical, to the supply and demand forces influencing the market price of Bitcoin. Unitholders also should note that the size of the Trust in terms of total Bitcoin held may change substantially over time and as Units are issued and redeemed (if ever permitted).

Suspension or disruptions of market trading may adversely affect the value of units.

On January 14, 2021, FINRA determined the Units met the criteria for quotation and trading on the OTCQX under the ticker symbol “OBTC.” Nevertheless, there can be no assurance that, the Units will trade with sufficient liquidity for the quotation to be of practical use to investors. Moreover, quotation may be halted due to market conditions, or in light of the OTCQX rules and procedures. There can be no assurance that the requirements necessary to maintain the quotation of the Units on the OTCQX will continue to be met.

The lack of active trading markets for the Units may result in losses on an investment in the Trust at the time of disposition of Units.

There can be no guarantee that an active trading market for the Units will develop or will be maintained. Even if an active trading market does develop, it may not provide significant liquidity, and the Units may not trade at prices advantageous to Unitholders. If a Unitholder wishes to sell Units at a time when no active market for such Units exists, the price received for the Units (assuming that the Unitholder is able to sell them) likely will be lower than the price a Unitholder would receive if an active market did exist and, accordingly, the Unitholder may suffer significant losses.

The Trust’s acquisition and sale of Bitcoin may impact the supply and demand of Bitcoin, which may have a negative impact on the price of the Units.

If the number of Bitcoin acquired by the Trust is large enough relative to global Bitcoin supply and demand, further issuances and redemptions (if any) of Units could have an impact on the supply of and demand for Bitcoin in a manner unrelated to other factors affecting the global market for Bitcoin. Such an impact could affect the Bitcoin Market Price, which would directly affect the price at which Units are quoted on the OTCQX or the price of future Units issued or redeemed (if permitted) by the Trust.

A possible “short squeeze” due to a sudden increase in demand for the Units that largely exceeds supply may lead to price volatility in the Units.

Bitcoin price speculation may involve long and short exposures. To the extent that aggregate short exposure exceeds the number of Units available for purchase (for example, in the event that large redemption requests by Unitholders dramatically affect Unit liquidity), Unitholders with short exposure may have to pay a premium to repurchase Units for delivery to Unit lenders. Those repurchases may, in turn, dramatically increase the price of the Units until additional Units are issued. This is often referred to as a “short squeeze.” A short squeeze could lead to volatile price movements in the Units that are not directly correlated to the price of Bitcoin.

The Trust’s buying and selling activity associated with the issuance and redemption (if any) of Units may adversely affect an investment in the Units.

The Trust’s purchase of Bitcoin in connection with Unit issuance orders may cause the price of Bitcoin to increase, which will result in higher prices for the Units. The Trust’s Bitcoin is stored in “cold” storage with Coinbase Custody, and as a result any withdrawal and subsequent transaction request to Coinbase Custody by the Trust requires twenty-four (24) hour notice to process. Such time delay between the withdrawal request and processing of the withdrawal may negatively impact the price of the Bitcoin. Increases in the Bitcoin prices may also occur as a result of Bitcoin purchases by other market participants who attempt to benefit from an increase in the market price of Bitcoin when Units are issued. The market price of Bitcoin may therefore decline immediately after Units are issued. Selling activity associated with sales of Bitcoin from the Trust in connection with redemption orders may decrease the Bitcoin prices, which will result in lower prices for the Units. Decreases in Bitcoin prices may also occur as a result of selling activity by other market participants. In addition to the effect that purchases and sales of Bitcoin by the Trust may have on the price of Bitcoin, other exchange-traded products with similar investment objectives could represent a substantial portion of demand for Bitcoin at any given time and the sales and purchases by such investment vehicles may impact the price of Bitcoin. If the price of Bitcoin declines, the trading price of the Units will generally also decline.

Difficulties or limitations in the processes of issuance and redemption (if any) of Units may interfere with opportunities for arbitrage transactions intended to keep the price of the Units closely linked to the price of Bitcoin, which may adversely affect an investment in the Units.

If the processes of issuance and trading of the Units encounter any unanticipated difficulties, potential market participants who would otherwise be willing to purchase or redeem Units to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Units and the price of the underlying Bitcoin may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. If this is the case, the liquidity of Units may decline and the price of the Units may fluctuate independently of the price of Bitcoin and may fall. In addition, the Sponsor may postpone, suspend or reject purchase orders, as applicable, for a variety of permitted reasons under certain circumstances. To the extent such orders are postponed, suspended or rejected, the arbitrage mechanism resulting from the process through which investors purchase Units directly from the Trust may fail to closely link the price of the Units to the value of the underlying Bitcoin, as measured using the Bitcoin Market Price. If this is the case, the liquidity of the Units may decline and the price of the Units may fluctuate independently of the Bitcoin Market Price and may fall. The Units have experienced significant premiums since their commencement of trading in the OTC Markets and on OTCQX and may continue to do so in the future. Information about the Trust’s historical trading prices, including its premiums is located on page 50 under “Secondary Market Trading.”

Disruptions at OTC trading desks and potential consequences of an OTC trading desk’s failure could adversely affect an investment in the Units.

There are a limited number of OTC trading desks with which the Trust can transact in Bitcoin to effect issuances and redemptions (if any). A disruption at or withdrawal from the market by any such OTC trading desk may adversely affect the Trust’s ability to purchase or sell Bitcoin, which may potentially negatively impact the market price of the Units. A disruption at one or more OTC trading desks will reduce liquidity in the market and may negatively impact the Trust’s ability to value its Bitcoin. Because there is currently no publicly disseminated and verifiable feed with respect to the price of Bitcoin on a regulated exchange, investors must rely on other pricing sources, such as the Bitcoin Market Price or prices obtained directly from the OTC trading desks, to obtain the price of Bitcoin.

Disruptions at Bitcoin exchanges and potential consequences of a Bitcoin exchange’s failure could adversely affect an investment in the Units.

Bitcoin exchanges operate websites on which users can trade Bitcoin for U.S. dollars, other government currencies and other cryptocurrencies. Trades on Bitcoin exchanges are unrelated to transfers of Bitcoin between users via the Bitcoin network. Bitcoin trades on exchanges are recorded on the exchange’s internal ledger only, and each internal ledger entry for a trade will correspond to an entry for an offsetting trade in U.S. dollars or other government currency. To sell Bitcoin on a Bitcoin exchange, a user will transfer Bitcoin (using the Bitcoin network) from him or herself to the Bitcoin exchange. Conversely, to buy Bitcoin on a Bitcoin exchange, a user will transfer U.S. dollars or other government currency to the Bitcoin exchange. After completing the transfer of Bitcoin or U.S. dollars, the user will execute his or her trade and withdraw either the Bitcoin (using the Bitcoin network) or the U.S. dollars back to the user. Bitcoin exchanges are an important part of the Bitcoin industry.

Bitcoin exchanges have a limited history. Since 2009, several Bitcoin exchanges have been closed or experienced disruptions due to fraud, failure, security breaches or distributed denial of service attacks, a/k/a “DDoS Attacks.” In many of these instances, the customers of such exchanges were not compensated or made whole for the partial or complete losses of their funds, Bitcoin or other cryptocurrencies held at the exchanges. In 2014, the largest Bitcoin exchange at the time, Mt. Gox, filed for bankruptcy in Japan amid reports the exchange lost up to 850,000 Bitcoin, valued then at over $450 million. Bitcoin exchanges are also appealing targets for hackers and malware. In August 2016, Bitfinex, an exchange located in Hong Kong, reported a security breach that resulted in the theft of approximately 120,000 Bitcoin valued at the time at approximately $72 million, a loss which was allocated to all Bitfinex account holders (rather than just specified holders whose wallets were affected directly), regardless of whether the account holder held Bitcoin or cash in their account. In February 2017 following a statement by the People’s Bank of China, China’s three largest exchanges (BTCC, Huobi and OKCoin) suspended withdrawals of users’ Bitcoin. Although withdrawals were permitted to resume in late May 2017, Chinese regulators in September 2017 issued a directive to Chinese exchanges to cease operations with respect to Chinese users by September 30, 2017. In July 2017, the Financial Crimes Enforcement Network (“FinCEN”) and the U.S. Department of Justice levied a $110 million fine and an indictment against BTC-e, another Bitcoin exchange and one of its operators for financial crimes. The Department of Justice also seized the Internet domain of the exchange. Similar to the outcome of the Bitfinex breach, losses due to assets seized by FinCEN were allocated among exchange users. In addition, it has been reported that Bitcoin exchange Coincheck lost approximately $500 million to hackers in 2018 and that Bitcoin exchange Binance lost approximately $40 million to hackers in 2019. The potential for instability of Bitcoin exchanges and the closure or temporary shutdown of exchanges due to fraud, business failure, hackers, DDoS or malware, or government-mandated regulation may reduce confidence in Bitcoin, which may result in greater volatility in the Bitcoin Market Price.

Because the Trust relies on the 4:00 p.m., New York time price of Bitcoin traded on Coinbase Pro to determine the Bitcoin Market Price, which is the basis for both the Trust’s NAV and reference for evaluating whether the Trust is achieving its investment objective, any disruption to Coinbase Pro’s operations affecting the ability to trade or the Trust’s ability to value Bitcoin could negatively affect trading in the Trust’s Units and the ability to determine the Trust’s NAV per Unit, both during the disruption and until the impact of the disruption is absorbed by the marketplace. Moreover, because Coinbase Pro is not regulated as a national securities exchange by the SEC or otherwise as an exchange by a federal regulator, there may be greater risk in relying on Coinbase Pro as the reference for the Bitcoin Market Price which used for the Trust’s NAV. For example, there may be greater risk of price fluctuations, front running and price manipulation than if Coinbase Pro were regulated as an exchange, Coinbase Pro is also a relatively new market, having started operations less than ten years ago, and it could be subject to more operational problems than more established, more highly regulated markets, such as national securities exchanges.

Despite efforts to ensure accurate pricing, the Bitcoin Market Price and the price of Bitcoin generally, remains subject to volatility. Such volatility can adversely affect an investment in the Units.

Momentum pricing of Bitcoin may subject the Bitcoin price to greater volatility and adversely affect an investment in the Units.

Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for anticipated future appreciation in value. The Sponsor believes that momentum pricing of Bitcoin has resulted, and may continue to result, in speculation regarding future appreciation in the value of Bitcoin, inflating and making more volatile the value of a Bitcoin. As a result, Bitcoin may be more likely to fluctuate in value due to changing investor confidence in future appreciation in the Bitcoin price, which could adversely affect an investment in the Units.

Risk Factors Related to the Trust and the Units

As the Sponsor and its management have little history of operating the Trust, their experience may be inadequate or unsuitable to manage the Trust.

The Sponsor has only a limited history of past performance in managing the Trust. Similarly, the Sponsor’s management has only a limited history of past performance in managing the Trust. The past performances of the Sponsor and management in other positions are no indication of their ability to manage an investment vehicle such as the Trust. If the experience of the Sponsor and its management is inadequate or unsuitable to manage an investment vehicle such as the Trust, the operations of the Trust may be adversely affected.

The Trust has only a limited performance history.

The Trust has only a limited operating history. Therefore, a potential Unitholder has little performance history, aside from the historical price of Bitcoin, to serve as a factor in evaluating an investment in the Trust.

The Units are new securities and their value could decrease if unanticipated operational or trading problems arise.

The mechanisms and procedures governing the issuance, redemption (if any) and offering of the Units have been developed specifically for the Trust. Consequently, there may be unanticipated problems or issues with respect to the mechanisms of the operations of the Trust and the trading of the Units, which could have a material adverse effect on an investment in the Units. In addition, to the extent that unanticipated operational or trading problems or issues arise, the Trust management’s past experience and qualifications may not be suitable for solving these problems or issues.

Fees and expenses are charged regardless of profitability.

Unitholders in the Trust will pay fees and expenses in connection with their investment in Units, including the Management Fee at an annualized rate of 0.49% of the average daily NAV of the Trust. The Sponsor will bear the routine operational, administrative and other ordinary fees and expenses of the Trust (the “Assumed Expenses”); provided, however, that the Trust shall be responsible for audit fees, index license fees, aggregate legal fees in excess of $50,000 per annum and the fees of the Custodian (the “Excluded Expenses”) and certain extraordinary expenses of the Trust, including but not limited to taxes and governmental charges, expenses and costs, expenses and indemnities related to any extraordinary services performed by the Sponsor (or any other Service Provider, including the Trustee) on behalf of the Trust to protect the Trust or the interest of Unitholders, indemnification expenses, fees and expenses related to public quotation on OTCQX (the “Extraordinary Expenses.”)

The Trust qualifies as a “smaller reporting company” and the reduced disclosure requirements applicable to smaller reporting companies may make the Units less desirable.

The Trust qualifies as a “smaller reporting company” under the rules of the SEC. As a smaller reporting company, the Trust will be able to take advantage of certain reduced disclosure requirements, such as reduced financial statement disclosure requirements permitting only two years of audited financial statements. Decreased disclosures in the Trust’s SEC filings due to its status as a smaller reporting company may make it harder for investors to analyze the Trust’s results of operations and financial prospects. The Trust cannot predict if investors will find the Trust’s units less attractive because of its smaller reporting company status and reduced disclosure.

The security of our Bitcoin Holdings cannot be assured, by the Trust, the Custodian or any other person.

The Trust’s Bitcoin holdings are held by a custodian subject to security methods and procedures designed to ensure the Trust’s control over those holdings and keep those holdings safe from unauthorized use, theft or other misuse. However, no security measures can provide assurance that the Trust’s Bitcoin holdings will not be affected by theft, misuse, cybersecurity breaches or other harms. FDAS was engaged to keep in safe custody the Trust’s digital assets for the period ended December 31, 2021 and until the Trust transferred its custodied digital assets to Coinbase Custody on March 10, 2022. The Trust provided notice of termination if the Custodial Services Agreement to FDAS on March 11, 2022, which will go into effect on April 10, 2022. The Custodial Services Agreement that the Trust entered into with FDAS indicated that the Custodian was not liable for any loss that was caused, directly or indirectly, by any non-adherence by the Trust to the Custodian’s policies and procedures, any action taken by the Custodian , which in its sole discretion, may be necessary or advisable to secure the digital assets or accounts of the Trust or enhance the ability of the Custodian’s ability to secure the Trust’s assets or other exceptions (e.g., force majeure events) under the Custodial Services Agreement. In addition, although we may be entitled to indemnification for certain breaches of the Custodial Services Agreement or the loss or theft of our assets, securing recovery for any such losses may require us to devote substantial time and resources to the task, with no guarantee of success. The terms of the New Custodial Services Agreement also limit the liability of the custodian. In this respect, Coinbase Custody’s liability with respect to the Trust will never exceed the value of the Bitcoins on deposit in the digital asset account at the time of, and directly relating to, the events giving rise to the liability occurred, as determined in accordance with the New Custodial Services Agreement. In addition, the maximum liability with respect to each cold storage address is limited to $100,000,000. While the Trust has taken and will continue to take steps to secure its assets, the Trust’s assets are continuously subject to risks of theft, fraud and other security breaches, and some or all of the Trust’s assets may be lost or otherwise compromised as a result of such security breaches.

FDAS held the Trust’s Bitcoin in an omnibus account, a portion of which is held in cold storage (i.e., offline, not connected to the Internet), and a portion of which is held in “hot” storage to facilitate transfer of the Bitcoin. FDAS did not disclose the amount of Bitcoin it held in cold storage versus hot storage, and the Trust did not have authority to direct the amount of Bitcoin the Custodian held in cold storage or hot storage. Amounts of Bitcoin maintained in hot storage are more vulnerable to loss and theft than Bitcoin maintained in cold storage. To the extent significant amounts of Bitcoin held on behalf of the Trust were in hot storage, the Trust’s risk of loss and theft may be greater than anticipated, as any such losses may not be recoverable by the Trust.

Possibility of termination of the Trust may adversely affect a Unitholder’s portfolio.

The Sponsor may terminate the Trust in its sole discretion upon the occurrence of certain events, and shall terminate the Trust upon the occurrence of certain other events. If this power is so exercised, Unitholders who may wish to continue to invest in Bitcoin through the Trust will have to find another vehicle, and may not be able to find another vehicle that offers the same features as the Trust. Such detrimental developments could cause a Unitholder to liquidate its investments and upset the overall maturity and timing of its investment portfolio.

Any errors, discontinuance or changes in determining the value of the Bitcoin held by the Trust may have an adverse effect on the value of the Units.

The Administrator will determine the NAV of the Trust and the NAV per Unit on a daily basis as soon as practicable after 4:00 p.m., New York time on each Business Day. The Administrator’s determination will be made based on the Bitcoin Market Price. To the extent that such NAV or NAV per Unit is incorrectly calculated, there may be no liability for any error, but such misreporting of valuation data could adversely affect an investment in the Units.

Unitholders may be adversely affected by redemption orders that are subject to postponement, suspension or rejection under certain circumstances.

If redemptions of Units are ever permitted, the Sponsor may nevertheless, in its discretion, suspend the right of redemption or postpone the redemption settlement date if (i) the order is not in proper form as determined by the Trust or Sponsor, (ii) during an emergency as a result of which delivery, disposal or evaluation of Bitcoin is not reasonably practicable, or (iii) for such other period as the Sponsor determines to be necessary for the protection of Unitholders. Any such postponement, suspension or rejection could adversely affect a redeeming investor. For example, the resulting delay may adversely affect the value of the investor’s redemption proceeds if the NAV of the Trust declines during the period of delay. The Trust disclaims any liability for any loss or damage that may result from any such suspension or postponement.

As a Unitholder, you will not have the rights normally associated with ownership of other types of investment vehicles. For example, in comparison to those of securityholders in traditional operating companies, you will have no voting rights.

The Trust is a passive investment vehicle with no management and no board of directors. Thus, the Units are not entitled to the same rights as shares issued by a corporation operating a business enterprise with management and a board of directors. By acquiring Units, you are not acquiring the right to elect directors, to vote on certain matters regarding the issuer of your Units or to take other actions normally associated with the ownership of shares, such as the right to bring “oppression” or “derivative” actions. You will only have the extremely limited rights described under “Description of the Units.”

Your right to bring derivative actions is limited and it might be difficult for minority Unitholders to locate other Unitholders to reach the ownership threshold for derivative actions.

Under section 7.4 of the Trust Agreement, no Unitholder shall have the right to bring or maintain a derivative action, suit or other proceeding on behalf of the Trust unless two or more Unitholders who (i) are not affiliates of one another and (ii) collectively hold at least 10% of the outstanding Units join in the bringing or maintaining of such action, suit or other proceeding. A minority Unitholder may have difficulties attempting to locate other Unitholders to reach the 10% threshold under this provision, further limiting investors’ right to bring derivative actions on behalf of the Trust.

The value of the Units will be adversely affected if the Trust is required to indemnify the Sponsor or the Custodian as contemplated in the Trust Agreement or the Custodial Services Agreement.

Under the Trust Agreement, each of the Sponsor and the Trustee has a right to be indemnified from the Trust for any liability or expense it incurs without gross negligence, bad faith or willful misconduct on its part. Under the Trust Agreement, the Trust’s officers, directors, employees and agents also have a right to be indemnified from the Trust for any liability or expense they incur without gross negligence, bad faith, or willful misconduct on their part. Similarly, the Custodial Services Agreement provides for indemnification of the Custodian by the Trust under certain circumstances. That means that it may be necessary to sell assets of the Trust to cover losses or liability suffered by any of the foregoing parties. Any sale of that kind would reduce the NAV of the Trust and the NAV per Unit.

The Trust’s Bitcoin Holdings could become illiquid, which could cause large losses to Unitholders at any time or from time to time.

The Trust may not always be able to liquidate its Bitcoin at a desired price, or at all. It may become difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in the marketplace, including on Bitcoin exchanges and with OTC Bitcoin participants.

A market disruption, such as a foreign government taking political actions that disrupt the market in its currency, its commodity production or exports, or in another major export, can also make it difficult to liquidate a position. In the event of a fork of the Bitcoin network, certain Bitcoin exchanges and/or OTC counterparties may halt deposits and withdrawals of Bitcoin for a set period of time thus reducing liquidity in the markets. Unexpected market illiquidity may cause major losses to Unitholders at any time. The large amount of Bitcoin the Trust may acquire increases the risk of illiquidity by both making its Bitcoin more difficult to liquidate and increasing the losses incurred while trying to do so. To the extent the Trust is unable to purchase or sell Bitcoin at a desired price as a result of illiquidity, the Trust may not be able to effect issuances and redemptions (if permitted) of Units for cash.

Transactions in Bitcoin are irreversible and the Trust may be unable to recover improperly transferred Bitcoin.

Bitcoin transactions are irreversible. An improper transfer, whether accidental or resulting from theft, can only be undone by the receiver of the Bitcoin agreeing to send the Bitcoin back to the original sender in a separate subsequent transaction. To the extent the Trust erroneously transfers, whether accidental or otherwise, Bitcoin in incorrect amounts or to the wrong recipients, the Trust may be unable to recover the Bitcoin, which could adversely affect an investment in the Units.

The Trust’s Bitcoin may be lost, stolen or subject to other inaccessibility.

There is a risk that part or all of the Trust’s Bitcoin could be lost, stolen or destroyed. Although the Trust will secure the Trust’s Bitcoin to seek to minimize the risk of loss, the Trust cannot guarantee that such a loss will be prevented. Access to the Trust’s Bitcoin could also be restricted by natural events (such as a hurricane, earthquake or pandemic) or human actions (such as a terrorist attack). Any of these events may adversely affect the operations of the Trust and, consequently, an investment in the Units. See the section below entitled “The Bitcoin Security System” for more information relating to the Trust’s security measures.

Any disruptions to the computer technology used by the Trust or its service providers could adversely affect the Trust’s ability to function and an investment in the Units.

The Trust will monitor its technology and may develop and redesign its technology, including enhancements and alterations that may be implemented from time to time, and it expects its service providers to do the same. In doing so, there is risk that failures may occur and result in service interruptions or other negative consequences. Any technology updates that cause disruptions in the proper functioning of the Trust’s or any of its service provider’s technology systems may have an adverse impact on the Trust and an investment in the Units.

The Trust may take such steps as the Sponsor determines, in its sole judgment, to be required to maintain and upgrade its technology systems, in order to protect against failure, hacking, malware and general security threats, and it expects its service providers to take their own steps to maintain and upgrade their own technology systems with the same goals in mind. The Trust is not liable to Unitholders for the failure or penetration of technology systems absent gross negligence, willful misconduct or bad faith. To the extent technology systems fail or are penetrated, any loss of the Trust’s Bitcoin or loss of confidence in the Trust’s ability to safeguard its Bitcoin may adversely affect an investment in the Units.

The Sponsor’s computer infrastructure may be vulnerable to security breaches. Any such problems could cause interruptions in the Trust’s operations and adversely affect an investment in the Units.

The Sponsor’s computer infrastructure is potentially vulnerable to physical or electronic computer break-ins, viruses and similar disruptive problems and security breaches. Any such problems or security breaches could give rise to a halt in the Trust’s operations, and expose the Trust to a risk of financial loss, litigation and other liabilities. In the event of a security breach, the Trust may cease operations, suspend redemptions or suffer a loss of Bitcoin or other assets. Any of these events, particularly if they result in a loss of confidence in the Trust’s ability to operate, could have a material adverse effect on an investment in the Units.

Technology system failures could cause interruptions in the Trust’s ability to operate.

If the Sponsor’s systems fail to perform, the Trust could experience disruptions in operations and slower response times, which may cause delays in the Trust’s ability to buy or sell Bitcoin. Any such failures may also result in the theft, loss or damage of the Trust’s Bitcoin. Any such theft, loss or damage of the Trust’s Bitcoin would have a negative impact on the value of the Units and adversely affect the Trust’s ability to operate. In addition, a loss of confidence in the Trust’s ability to secure the Trust’s Bitcoin with its technology system may adversely affect the Trust and the value of an investment in the Units.

The lack of full insurance and Unitholders’ limited rights of legal recourse against the Trust, Trustee, Sponsor, Transfer Agent and Custodian expose the Trust and its Unitholders to the risk of loss of the Trust’s Bitcoins for which no person or entity is liable.

The Trust is not a banking institution or otherwise a member of the Federal Deposit Insurance Corporation (“FDIC”) or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. In addition, neither the Trust nor the Sponsor directly insures the Trust’s Bitcoins. While FDAS has insurance as a subsidiary under its parent company, FMR LLC, such insurance is solely for the benefit of FDAS and does not guarantee or insure the Trust in any way.

The New Custodial Services Agreement indicates that Coinbase Custody will obtain and maintain insurance coverage of such types and amounts as are commercially reasonable for the custodial services provided, however, Unitholders cannot be assured that Coinbase Custody will maintain adequate insurance or that such coverage will cover losses with respect to the Trust’s assets.

Pursuant to the Custodial Services Agreement with FDAS, FDAS did not warrant or guarantee the form, authenticity, value or validity of any Asset received by FDAS. FDAS was not responsible for the services provided by the Bitcoin Network, such as verifying and confirming transactions that are submitted to the Bitcoin Network. Furthermore, FDAS could not cancel or reverse a transaction that had been submitted to the Bitcoin Network, except by an instruction to halt a withdrawal of Digital Asset within three hours immediately following receipt of a confirmation provided to the Trust by FDAS of a pending withdrawal transaction. To the extent FDAS did not cause or contribute to a loss that the Trust or Sponsor suffered in connection with any Bitcoin transaction initiated pursuant to FDAS’s services, FDAS would have no liability for such loss.

The Unitholders’ recourse against the Sponsor and the Trust’s other service providers for the services they provide to the Trust, including those relating to the provision of instructions relating to the movement of Bitcoin, is limited. Consequently, a loss may be suffered with respect to the Trust’s Bitcoin that is not covered by insurance and for which no person is liable in damages. As a result, the recourse of the Trust or the Unitholders is limited.

Because the Units reflect the estimated accrued but unpaid expenses of the Trust, the number of Bitcoins represented by a Unit will gradually decrease over time as the Trust’s Bitcoins are used to pay the Trust’s expenses.

Each outstanding Unit represents a fractional, undivided interest in the Bitcoins held by the Trust. The Units reflect the estimated accrued but unpaid expenses of the Trust. Therefore, the number of Bitcoins represented by each Unit will gradually decrease over time as the Trust’s Bitcoins are used to pay the Trust’s expenses. This is also true with respect to Units that are issued in exchange for additional deposits of Bitcoins into the Trust, as the number of Bitcoins required to create Units proportionately reflects the number of Bitcoins represented by the Units outstanding at the time of creation. Assuming a constant Bitcoin price, the trading price of the Units is expected to gradually decrease relative to the price of Bitcoin as the number of Bitcoins represented by the Units gradually decreases. Investors should be aware that the gradual decrease in the number of Bitcoins represented by the Units will occur regardless of whether the trading price of the Units rises or falls in response to changes in the price of Bitcoin.

Unitholders may not be able to withdraw or value his/her units upon death, legal disability, bankruptcy, insolvency, dissolution or withdrawal from the Trust.

Under the Trust Agreement, the death, legal disability, bankruptcy, insolvency, dissolution or withdrawal of any Unitholder (as long as such Unitholder is not the sole Unitholder of the Trust) shall not result in the termination of the Trust, and such Unitholder, his/her estate, custodian or personal representative shall have no right to withdrawal or value such Unitholder’s Units. In addition, Unitholders shall waive the furnishing of any inventory, accounting or appraisal of the assets of the Trust and any right to an audit or examination of the books of the Trust, except as otherwise provided in the Trust Agreement.

There are risks associated with the Index because of its limited history, which could have an adverse effect on the Trust and the value of an investment in the Trust.

The Index has a limited history and the methodology for determining the Index established by the Index Provider is relatively new and untested. The failure of the Index methodology to measure the actual value of Bitcoin could have an adverse effect on the Trust and on the value of an investment in the Trust. In addition, the value of Bitcoin as calculated by the Index methodology may differ from the value of Bitcoin calculated by other methodologies and the price of Bitcoin on any single spot market, including the principal market used to determine NAV.

We have concluded that certain of our previously issued financial statements should not be relied upon and have restated certain of our previously issued financial statements which was time-consuming and expensive and could expose us to additional risks that could have a negative effect on our Company.

As previously announced, we have concluded that certain of our previously issued financial statements should not be relied upon. We restated our previously issued audited financial statements as of and for the year ended December 31, 2020 and the interim period ended March 31, 2021. The restatement process could continue to expose us to additional risks that could have a negative effect on the Trust. In particular, we incurred some unanticipated expenses and costs, including audit, legal and other professional fees, in connection with the restatement of our previously issued financial statements and the ongoing remediation of a material weakness in our internal control over financial reporting, including hiring new personnel and enhancing our policies and procedures. To the extent these steps are not successful, we could be forced to incur additional time and expense. Our Sponsor’s management attention was also diverted from some aspects of the operation of our business in connection with the restatement and these ongoing remediation efforts.

We have identified a material weakness in our system of internal controls and are in the process of remediation. If not remediated, this material weakness could result in additional material misstatements in our financial statements. We may be unable to develop, implement and maintain appropriate controls in future periods.

We identified a material weakness in our internal control over financial reporting as a result of the restatement of previously audited financial statements for the year ended December 31, 2020 and the interim period ended March 31, 2021 and we have also concluded that our internal disclosure controls and procedures were not effective. This material weakness resulted in identified misstatements to the financial statements, and previously issued financial statements are restated in this filing. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As a public company, we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each annual report on Form 10-K to be filed with the SEC after our first annual report. This assessment will require disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We will be required to disclose changes made in our internal control and our financial reporting procedures on a quarterly basis. To comply with the requirements of being a public company, we expect to need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, Nasdaq or other regulatory authorities, which would require additional financial and management resources.

Although we are working to remedy the ineffectiveness of our internal control over financial reporting and disclosure controls and procedures, there can be no assurance as to when the remediation plan will be fully developed and implemented. Until our remediation plan is fully implemented, we will continue to devote time, attention and financial resources to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that our future financial statements could contain errors that will be undetected. Further and continued determinations that there are one or more material weaknesses in the effectiveness of our internal control over financial reporting could adversely affect our business, reputation, revenues, results of operations, financial condition and stock price and limit our ability to access the capital markets through equity or debt issuances.

Risk Factors Related to the Regulation of the Trust and the Units

Regulatory changes or actions may affect the value of the Units or restrict the use of Bitcoins, mining activity or the operation of the Bitcoin Network or the Bitcoin markets in a manner that adversely affects the value of the Units.

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, CFTC, FINRA, the Consumer Financial Protection Bureau, the Department of Justice, The Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial institution regulators) have been examining the operations of Bitcoin networks, Bitcoin users and Bitcoin markets, with particular focus on the extent to which Bitcoin can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of exchanges and other service providers that hold digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or Bitcoin in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Units or the ability of the Trust to continue to operate.

In August 2021, SEC Chair Gary Gensler asked Congress to pass a law that could give the agency the legal authority to monitor crypto exchanges. This statement follows former U.S. Treasury Secretary Steven Mnuchin’s statement that he had “very serious concerns” about digital assets in July 2019. Former Secretary Mnuchin indicated that one source of concern is digital assets’ potential to be used to fund illicit activities in July 2019. Former Secretary Mnuchin has indicated that the U.S. Financial Crimes Enforcement Network is planning to release new requirements relating to digital asset activities in the first half of 2020. As of the date of this disclosure, no such requirements have been released.

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks. If the Bitcoin Network were to adopt any of these features, these features may provide law enforcement agencies with less visibility into transaction-level data. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. Although no regulatory action has been taken to treat privacy-enhancing digital assets differently, this may change in the future.

Additionally, concerns have been raised about the electricity required to secure and maintain digital asset networks as well as the electricity consumed by the Bitcoin mining process. Due to these concerns around energy consumption, particularly as such concerns relate to public utilities companies, various states and cities have implemented, or are considering implementing, moratoriums on digital asset mining in their jurisdictions. A significant reduction in mining activity as a result of such actions could adversely affect the security of the Bitcoin Network by making it easier for a malicious actor or botnet to manipulate the Blockchain. See “—If a malicious actor or botnet obtains control of more than 50% of the processing power on the Bitcoin Network, or otherwise obtains control over the Bitcoin Network through its influence over core developers or otherwise, such actor or botnet could manipulate the Blockchain to adversely affect the value of the Units or the ability of the Trust to operate.”

To the extent that Bitcoin itself is determined to be a security, such determination may have an adverse effect on the value of your investment in the Trust.

Many blockchain startups use digital asset networks, such as the Bitcoin network, to launch their initial coin offerings, also known as ICOs. In July 2017, the SEC determined that tokens issued by The DAO, for instance, were securities under the U.S. securities laws. The SEC reasoned that the unregistered sale of digital asset tokens can, in certain circumstances, including initial coin offerings, be considered illegal public offering of securities. In November 2018, the SEC determined that two other token issuances by companies called CarrierEQ, Inc., (d/b/a Airfox) and Paragon Coin, Inc. were unregistered securities offerings. And in September 2019, the SEC determined that the token issuance of EOS by a company called Block.one, was an unregistered securities offering and ordered Block.one to pay a

$24 million civil penalty. The SEC could make a similar determination with respect to digital tokens distributed in other initial coin offerings. If the SEC were to determine that Bitcoin is a security, the Trust and the Sponsor would be subject to additional regulatory and compliance requirements under U.S. federal securities laws, including the Investment Company Act and, with respect to the Sponsor, the Advisers Act. In addition, the SEC’s determination or a market expectation of the SEC’s determination that any digital asset is a security could adversely affect the market price of Bitcoin or digital assets generally and thus the value of the Shares.

Regulatory changes or actions in foreign jurisdictions may have impacted the price of Bitcoin or may impact it in the future.

Various foreign jurisdictions may, in the near future, adopt laws, regulations or directives that affect the Bitcoin Network, the Bitcoin exchange market and their users, particularly Bitcoin exchanges and service providers that fall within such jurisdictions’ regulatory scope, which may in turn, impact the price of Bitcoin. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of Bitcoin by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the Bitcoin economy globally, or otherwise negatively affect the value of Bitcoin. The regulatory uncertainty surrounding the treatment of Bitcoin creates risks for the Trust.

On March 5, 2020, South Korea voted to amend its Financial Information Act to require virtual asset service providers to register and comply with its AML and Combating the Financing of Terrorism (“CFT”) framework. These measures also provide the government with the authority to close digital asset exchanges that do not comply with specified processes. The Chinese and South Korean governments have also banned initial coin offerings (“ICOs”) and there are reports that Chinese regulators have taken action to shut down a number of China-based digital asset exchanges. Further, on January 19, 2018, a Chinese news organization reported that the People’s Bank of China had ordered financial institutions to stop providing banking or funding to “any activity related to cryptocurrencies.” Similarly, in April 2018, the Reserve Bank of India banned the entities it regulates from providing services to any individuals or business entities dealing with or settling digital assets. On March 5, 2020, this ban was overturned in the Indian Supreme Court, although the Reserve Bank of India is currently challenging this ruling and, in December 2021, reportedly informed its central board of directors that it favors a complete ban on cryptocurrencies. There remains significant uncertainty regarding the South Korean, Indian and Chinese governments’ future actions with respect to the regulation of digital assets and digital asset exchanges. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of bitcoin by users, merchants and service providers outside the United States, and may therefore impede the growth or sustainability of the Bitcoin economy in the European Union, China, Japan, Russia and the United States and globally, or otherwise negatively affect the value of Bitcoin. Other foreign jurisdictions including Canada, Germany and Sweden have also approved exchange-traded Bitcoin products.

In July 2019, the United Kingdom’s Financial Conduct Authority proposed rules to address harm to retail consumers deriving from the sale of derivatives and exchange traded notes (“ETNs”) that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. In addition to ETNs, the proposed ban would affect financial products including contracts for difference, options and futures. Public consultation on the proposed restriction closed in October 2019.

A determination that Bitcoin is a security under U.S. or foreign law could adversely affect an investment in the Units.

The sale of the Units could be subject to SEC or state securities registration.

The offer and sale of the Units in a Rule 506 offering is not registered with the SEC under the Securities Act or with a state regulator under the securities laws of any state. If a regulator or a court determines that the sale of the Units should have been registered, the Trust may be required to provide investors who purchased in the offering the option to rescind their investment on terms favorable to those investors. If this occurs, the Trust may lack sufficient assets to repay all purchasers seeking rescission, the secondary market for the Units, if any, may be negatively impacted, and the value of the Units held by remaining investors may decrease.

The Trust is not a registered investment company.

The Trust is not a registered investment company subject to the Investment Company Act. Consequently, Unitholders of the Trust do not have the regulatory protections provided to shareholders in registered investment companies which, for example, require that investment companies have a certain percentage of disinterested directors and requirements as to the relationship between the investment company and certain of its affiliates.

The Trust could be, or could become, subject to the CEA.

Currently, the CFTC takes the position that Bitcoin is a commodity, although it has not issued regulations to formalize this position. The Trust is not registered as a commodity pool for purposes of the CEA, and the Sponsor is not registered as a commodity pool operator, a commodity trading advisor or otherwise. The Trust and the Sponsor will continue to monitor and evaluate whether any such registrations may be or may become required.

Trading on Bitcoin markets outside the United States is not subject to U.S. regulation, and may be less reliable than U.S. Markets.

To the extent any of the Trust’s assets are valued based on trading conducted on Bitcoin markets outside the U.S., trading on such markets is not regulated by any U.S. governmental agency and may involve certain risks not applicable to trading in U.S. markets. Certain foreign markets may be more susceptible to disruption than U.S. markets. These factors could adversely affect the performance of the Trust.

Future regulations may impose other regulatory burdens, which could harm the Trust or even cause the Trust to liquidate.

Current and future legislation, CFTC and SEC rulemaking and other regulatory developments may affect the manner in which Bitcoin are treated for classification and clearing purposes, and the manner in which the Units, the Trust and the Sponsor are regulated. Currently, the CFTC takes the position that Bitcoin is a commodity and has brought enforcement actions against Bitcoin operators who have not registered as futures commission merchants or commodity pool operators, although several court challenges to this position are still pending and the CFTC has not yet issued regulations to formalize its position. Although several U.S. federal district courts have recently held for certain purposes that Bitcoin is a currency or a form of money, these rulings are not definitive and the Sponsor and the Trust cannot be certain as to how future regulatory developments may affect the treatment of Bitcoin under the law. In addition, on March 9, 2022, President Biden announced an executive order on cryptocurrencies which seeks to establish a unified federal regulatory regime for cryptocurrencies. In the face of such developments, new or additional registration and compliance steps may result in extraordinary expenses to the Trust. If the Sponsor decides to terminate the Trust in response to changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to Unitholders.

To the extent that Bitcoin is deemed to fall within the definition of a “commodity interest” under the CEA, the Trust and the Sponsor may be subject to additional regulation under the CEA and CFTC regulations. The Sponsor or the Trust may be required to register as a commodity pool operator or commodity trading advisor with the CFTC and become a member of the National Futures Association and may be subject to additional regulatory requirements with respect to the Trust, including disclosure and reporting requirements. These additional requirements may result in extraordinary, recurring and nonrecurring expenses. If the Sponsor or the Trust determines not to comply with such additional regulatory requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s Bitcoin at a time that is disadvantageous to Unitholders.

To the extent that Bitcoin is deemed to fall within the definition of a security under U.S. federal securities laws, the Trust and the Sponsor may be subject to additional requirements under the Investment Company Act and the Advisers Act. The Sponsor or the Trust may be required to register as an investment adviser under the Advisers Act. Such additional registration may result in extraordinary, recurring and non-recurring expenses. If the Sponsor or the Trust determines not to comply with such additional regulatory requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s Bitcoin at a time that is disadvantageous to Unitholders.

Banks may not provide banking services, or may cut off banking services, to businesses that provide Bitcoin-related services or that accept Bitcoin as payment, which could directly impact the Trust’s operations, damage the public perception of Bitcoin and the utility of Bitcoin as a payment system and could decrease the price of Bitcoin and adversely affect an investment in the Units.

A number of companies that provide Bitcoin-related services have been unable to find banks that are willing to provide them with bank accounts and banking services. This may have an adverse impact on the Trust’s operations. Similarly, a number of such companies have had their existing bank accounts closed by their banks. Banks may refuse to provide bank accounts and other banking services to Bitcoin-related companies or companies that accept Bitcoin for a number of reasons, such as perceived compliance risks or costs. The difficulty that many businesses that provide Bitcoin-related services have and may continue to have in finding banks willing to provide them with bank accounts and other banking services may be currently decreasing the usefulness of Bitcoin as a payment system and harming public perception of Bitcoin or could decrease its usefulness and harm its public perception in the future. Similarly, the usefulness of Bitcoin as a payment system and the public perception of Bitcoin could be damaged if banks were to close the accounts of many or of a few key businesses providing Bitcoin-related services. This could decrease the price of Bitcoin and therefore adversely affect an investment in the Units.

It may be illegal now, or in the future, to acquire, own, hold, sell or use Bitcoin in one or more countries, and ownership of, holding or trading in Units may also be considered illegal and subject to sanctions.

The United States, China, Russia, India or other jurisdictions may take additional regulatory actions in the future that further restrict the right to acquire, own, hold, sell or use Bitcoin or to exchange Bitcoin for fiat currency. For example, the United States and other G7 leaders imposed expansive economic sanctions on Russia as a result of the conflict in Ukraine and new guidance issued by the Department of Treasury highlighted the expectation of compliance with such sanctions, including as it relates to transactions using virtual currency, such as Bitcoin. Additional regulatory actions could result in the restriction of ownership, holding or trading in the Units. Such a restriction could subject the Trust or the Sponsor to investigations, civil or criminal fines and penalties, which could harm the reputation of the Trust or its Sponsor, and could result in the termination and liquidation of the Trust at a time that is disadvantageous to Unitholders, or may adversely affect an investment in the Units.

If regulatory changes or interpretations of the Trust’s or Sponsor’s activities require registration as money service businesses under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act or as money transmitters or digital currency businesses under state regimes for the licensing of such businesses, the Trust and/or Sponsor could suffer reputational harm and also extraordinary, recurring and/or nonrecurring expenses, which would adversely impact an investment in the Units.

If regulatory changes or interpretations of the Trust’s or Sponsor’s activities require the registration of the Trust or Sponsor as a money services business under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, the Trust or Sponsor may be required to register and comply with such regulations. If regulatory changes or interpretations of the Trust’s or Sponsor’s activities require the licensing or other registration as a money transmitter or business engaged in digital currency activity (e.g., under the New York BitLicense regime) (or equivalent designation) under state law in any state in which the Trust or Sponsor operates, the Trust or Sponsor may be required to seek licensure or otherwise register and comply with such state law. In the event of any such requirement, to the extent that the Sponsor decides to continue the Trust, the required registrations, licensure and regulatory compliance steps may result in extraordinary, nonrecurring expenses to the Trust. Regulatory compliance would include, among other things, implementing anti-money laundering and consumer protection programs.

To the extent the Trust or Sponsor is found to have operated without appropriate state or federal licenses, it may be subject to investigation, administrative or court proceedings and civil or criminal monetary fines and penalties, all of which would harm the reputation of the Trust or its Sponsor, decrease the liquidity of the Trust and have a material adverse effect on the price of the Units. If the Sponsor decides to comply with such additional federal or state regulatory obligations and continue the Trust, the required registrations, licensure and regulatory compliance steps may result in extraordinary, nonrecurring expenses to the Trust, possibly affecting an investment in the Units in a material and adverse manner. Furthermore, the Trust and its service providers may not be capable of complying with certain federal or state regulatory obligations applicable to money service businesses’ money transmitters and businesses involved in digital currency business activity. If the Sponsor and/or the Trust determines not to comply with such requirements, the Sponsor will act to dissolve and liquidate the Trust. Any such termination could result in the liquidation of the Trust’s Bitcoin at a time that is disadvantageous to Unitholders.

Digital assets are not insured or guaranteed by any government or government agency.

Governments, quasi-government and financial institutions may impose additional regulation on digital assets and blockchain technology, and the regulatory environment for digital assets is changing and unpredictable. Governments, quasi-government and financial institutions may impose additional regulation on digital assets and blockchain technology, and the regulatory environment for digital assets is changing and unpredictable.

Many governments, regulators, self-regulators and other quasi-government agencies around the world that seek to regulate the digital assets industry may lack experience in digital assets and blockchain technology generally. They may seek to use existing laws and regulations and interpret them to apply to the digital assets industry. Many of these legal and regulatory regimes were adopted prior to the advent of the internet, mobile technologies, digital assets and related technologies. As a result, they do not contemplate or address unique issues associated with digital assets and are thus subject to significant uncertainty and vary widely across jurisdictions. This may result in unclear rules that are difficult or impractical to comply with, and therefore increase the Trust’s legal and regulatory compliance risks.

While interest in digital assets is increasing, digital asset regulation is also evolving and increasing. Governmental authorities and regulators have been looking to take on a more active role in regulating digital assets to ensure the assets are not used for illicit purposes and reduce financial risk by promoting better compliance, among other things. Although regulation on digital assets will increase the regulatory responsibility and costs for investors and exchanges, it may also further legitimize the industry.

The digital assets industry is relatively new and has limited access to policymakers or lobbying organizations, which may harm the Trust’s ability to effectively react to proposed laws and regulation of digital assets adverse to the Trust’s business.

Various governmental organizations, consumer agencies and public advocacy groups around the world have been examining the operations of cryptocurrency networks, customers and platforms, with a focus on how digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist enterprises and the safety and soundness of platforms and other service providers that hold digital assets for customers. Many of these entities have called for heightened regulatory oversight and have issued consumer advisories describing the risks posed by digital assets to customers and investors.

Unlike more established industries, the digital assets industry is relatively new and has limited access to policymakers and lobbying organizations in many jurisdictions. Competitors from more established industries, including traditional financial services, may have greater access to lobbyists or governmental officials. Accordingly, legislators and regulators that are concerned about the potential for digital assets for illicit usage may affect statutory and regulatory changes with minimal or discounted inputs from the digital assets industry. As a result, new laws and regulations may be proposed and adopted, or existing laws and regulations may be interpreted in new ways that can adversely impact the digital assets industry and/or digital asset platforms.

The Trust may not be able to appropriately adapt to such sudden adverse legal and regulatory changes. Its inability to adapt to such changes in time may result in the Trust being unable to offer its product and services in certain jurisdictions or customer segments, which may adversely impact its reputation, business, operating results, financial condition and share price.

The treatment of the Trust for U.S. federal income tax purposes is uncertain.

The Sponsor intends to take the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Units will be treated as directly owning its pro rata share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions will “flow through” to each beneficial owner of Units.

Because of the evolving nature of digital currencies, it is not possible to predict potential future developments that may arise with respect to digital currencies, including forks, airdrops and other similar events. Assuming that the Trust is currently a grantor trust for U.S. federal income tax purposes, certain future developments could render it impossible, or impracticable, for the Trust to continue to be treated as a grantor trust for such purposes.

If the Trust is not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital currency for U.S. federal income tax purposes (as discussed below in “Certain U.S. Federal Income Tax Consequences—Uncertainty Regarding the U.S. Federal Income Tax Treatment of Digital Currency”), there can be no assurance in this regard. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Units generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing of the recognition of taxable income or loss. In addition, tax information reports provided to beneficial owners of Units would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it would be classified as a corporation for such purposes. In that event, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%) on its net taxable income and certain distributions made by the Trust to Unitholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits. Any such dividend distributed to a beneficial owner of Units that is a non-U.S. person for U.S. federal income tax purposes would be subject to U.S. federal withholding tax at a rate of 30% (or such lower rate as provided in an applicable tax treaty).

Unitholders could incur a tax liability without an associated distribution.

In the normal course of business, it is possible that the Trust could incur a taxable gain in connection with the delivery or sale of Bitcoin (including, as a result of the Trust using Bitcoin and Additional Currency to pay its expenses) that is otherwise not associated with a distribution to Unitholders. In the event that this occurs, Unitholders may be subject to tax due to the grantor trust status of the Trust even though there is not a corresponding distribution from the Trust. See “Certain U.S. Federal Income Tax Consequences—Tax Consequences to U.S. Holders.”

The treatment of Bitcoin for U.S. federal income tax purposes is uncertain.

As discussed in the section entitled “Certain U.S. Federal Income Tax Consequences—Uncertainty Regarding the U.S. Federal Income Tax Treatment of Digital Currency”, assuming that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes, each beneficial owner of Units will be treated for U.S. federal income tax purposes as the owner of an undivided interest in the Bitcoin (and, if applicable, any Additional Currency) held in the Trust. Due to the new and evolving nature of digital currencies and the absence of comprehensive guidance with respect to digital currencies, many significant aspects of the U.S. federal income tax treatment of digital currency are uncertain.

In 2014, the IRS released a Notice discussing certain aspects of “convertible virtual currency” (that is, digital currency that has an equivalent value in fiat currency or that acts as a substitute for fiat currency) for U.S. federal income tax purposes and, in particular, stating that such digital currency (i) is “property” (ii) is “not treated as currency” for purposes of the rules relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the IRS released a Revenue Ruling in which the IRS concluded that a hard fork on a digital currency blockchain (i) does not create taxable income if the taxpayer does not subsequently receive new units of digital currency and (ii) does create taxable ordinary income if the taxpayer receives new units of cryptocurrency by airdrop. Simultaneously with the release of the Revenue Ruling, the IRS also published the FAQs, which address, among other issues, how to determine the fair market value of digital currencies and the proper method of determining a holder’s holding period and tax basis for units of digital currency (including those acquired at different times or at varying prices. However, the Notice, Revenue Ruling and FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital currencies, including: (i) whether convertible virtual currencies are properly treated as “commodities” for U.S. federal income tax purposes; (ii) whether convertible virtual currencies are properly treated as “collectibles” for U.S. federal income tax purposes; (iii) the proper method of determining a holder’s holding period and tax basis for convertible virtual currencies acquired at different times or at varying prices; and (iv) whether and how a holder of convertible virtual currencies acquired at different times or at varying prices may designate, for U.S. federal income tax purposes, which of the convertible virtual currencies is transferred in a subsequent sale, exchange or other disposition. The uncertainty surrounding the U.S. federal income tax treatment of digital currencies and other digital assets could affect the performance of the Trust. Moreover, although the Revenue Ruling and FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions.

There can be no assurance that the IRS will not alter its position with respect to digital currencies in the future or that a court would uphold the treatment set forth in the Notice, Revenue Ruling and FAQs. It is also unclear what additional guidance on the treatment of digital currencies for U.S. federal income tax purposes may be issued in the future. Any such alteration of the current IRS positions or additional guidance could result in adverse tax consequences for Unitholders and could have an adverse effect on the value of Bitcoin. Future developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes. For example, the Notice addresses only digital currency that is “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, the Trust will hold certain types of digital currency that are not within the scope of the Notice.

Unitholders are urged to consult their tax advisers regarding the tax consequences of owning and disposing of Units and digital currencies in general.

Future developments regarding the treatment of digital currency for U.S. federal income tax purposes could adversely affect the value of the Units.

As discussed above, many significant aspects of the U.S. federal income tax treatment of digital currency, such as Bitcoin, are uncertain, and it is unclear what guidance on the treatment of digital currency for U.S. federal income tax purposes may be issued in the future. It is possible that any such guidance would have an adverse effect on the prices of digital currency, including on the price of Bitcoin in the Bitcoin markets, and therefore may have an adverse effect on the value of the Units.

Because of the evolving nature of digital currencies, it is not possible to predict potential future developments that may arise with respect to digital currencies, including forks, airdrops and similar occurrences. Such developments may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes. Moreover, certain future developments could render it impossible, or impracticable, for the Trust to continue to be treated as a grantor trust for U.S. federal income tax purposes.

Future developments in the treatment of digital currency for tax purposes other than U.S. federal income tax purposes could adversely affect the value of the Units.

The taxing authorities of certain states, including New York, (i) have announced that they will follow the Notice with respect to the treatment of digital currencies for state income tax purposes and/or (ii) have issued guidance exempting the purchase and/or sale of digital currencies for fiat currency from state sales tax. However, it is unclear what further guidance on the treatment of digital currencies for state tax purposes may be issued in the future.

The treatment of digital currencies for tax purposes by non-U.S. jurisdictions may differ from the treatment of digital currencies for U.S. federal, state or local tax purposes. It is possible, for example, that a non-U.S. jurisdiction would impose sales tax or value-added tax on purchases and sales of digital currencies for fiat currency. If a foreign jurisdiction with a significant share of the market of Bitcoin users imposes onerous tax burdens on digital currency users, or imposes sales or value-added tax on purchases and sales of digital currency for fiat currency, such actions could result in decreased demand for Bitcoin in such jurisdiction.

Any future guidance on the treatment of digital currencies for state, local or non-U.S. tax purposes could increase the expenses of the Trust and could have an adverse effect on the prices of digital currencies, including on the price of Bitcoin in the Bitcoin markets. As a result, any such future guidance could have an adverse effect on the value of the Units.

A U.S. tax-exempt Unitholder may recognize “unrelated business taxable income” a consequence of an investment in Units.

Under the guidance provided in Revenue Ruling and FAQs, hard forks, airdrops and similar occurrences with respect to digital currencies will under certain circumstances be treated as taxable events giving rise to ordinary income. In the absence of guidance to the contrary, it is possible that any such income recognized by a U.S. tax-exempt Unitholder would constitute “unrelated business taxable income” (“UBTI”). A tax-exempt Unitholder should consult its tax advisor regarding whether such Unitholder may recognize UBTI as a consequence of an investment in Units.

Non-U.S. Unitholders may be subject to U.S. federal withholding tax on income derived from forks, airdrops and similar occurrences.

The Revenue Ruling and FAQs do not address whether income recognized by a non-U.S. person as a result of a fork, airdrop or similar occurrence could be subject to the 30% withholding tax imposed on U.S.-source “fixed or determinable annual or periodical” income. Non-U.S. Unitholders should assume that, in the absence of guidance, a withholding agent is likely to withhold 30% of any such income recognized by a non-U.S. Unitholder in respect of its Units, including by deducting such withheld amounts from proceeds that such non-U.S. Unitholder would otherwise be entitled to receive in connection with a distribution of Additional Currency.

Risk Factors Related to Potential Conflicts of Interest

Potential conflicts of interest may arise among the Sponsor or its affiliates and the Trust. The Sponsor and its affiliates have no fiduciary duties to the Trust and its Unitholders other than as provided in the Trust Agreement, which may permit them to favor their own interests to the detriment of the Trust and its Unitholders.

The Sponsor will manage the affairs of the Trust. Conflicts of interest may arise among the Sponsor and its affiliates, on the one hand, and the Trust and its Unitholders, on the other hand. As a result of these conflicts, the Sponsor may favor its own interests and the interests of its affiliates over the Trust and its Unitholders. These potential conflicts include, among others, the following:

●	The Sponsor has no fiduciary duties to, and is allowed to take into account the interests of parties other than, the Trust and its Unitholders in resolving conflicts of interest;

●	The Trust has agreed to indemnify the Sponsor and its affiliates pursuant to the Trust Agreement;

●	The Sponsor is responsible for allocating its own limited resources among different clients and potential future business ventures, to each of which it owes fiduciary duties;

●	The Sponsor and its staff also service affiliates of the Sponsor, including several other digital asset investment vehicles, and their respective clients and cannot devote all of its, or their, respective time or resources to the management of the affairs of the Trust;

●	The Sponsor, its affiliates and their officers and employees are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with the Trust;

●	There is an absence of arm’s-length negotiation with respect to certain terms of the Trust, and, where applicable, there has been no independent due diligence conducted with respect to the Trust;

●	The Sponsor decides whether to retain separate counsel, accountants or others to perform services for the Trust;

●	The Sponsor may appoint an agent to act on behalf of the Unitholders, including in connection with the distribution of any Additional Currency, which agent may be the Sponsor or an affiliate of the Sponsor.

By purchasing the Units, Unitholders agree and consent to the provisions set forth in the Trust Agreement. See “Description of the Trust Documents—Description of the Trust Agreement.”

Unitholders cannot be assured of the Sponsor’s continued services, the discontinuance of which may be detrimental to the Trust.

Unitholders cannot be assured that the Sponsor will be willing or able to continue to serve as sponsor to the Trust for any length of time. If the Sponsor discontinues its activities on behalf of the Trust and a substitute sponsor is not appointed, the Trust will terminate and liquidate its Bitcoins.

Appointment of a substitute sponsor will not guarantee the Trust’s continued operation, successful or otherwise. Because a substitute sponsor may have no experience managing a digital asset financial vehicle, a substitute sponsor may not have the experience, knowledge or expertise required to ensure that the Trust will operate successfully or continue to operate at all. Therefore, the appointment of a substitute sponsor may not necessarily be beneficial to the Trust and the Trust may terminate.

The Custodian could resign or be removed by the Sponsor, which would trigger early termination of the Trust, or the Sponsor may need to find and appoint a replacement custodian, which could pose a challenge to the safekeeping of the Trust’s Bitcoin.

The custodial services agreements with FDAS and Coinbase Custody each include termination provisions. For example, the New Custodial Services Agreement indicates that either party may terminate the agreement upon thirty-day’s prior written notice and that the Trust may cancel its custodial account at any time by withdrawing all balances and contacting Coinbase Custody. If Coinbase Custody resigns or is removed without replacement, the Trust will dissolve in accordance with the terms of the Trust Agreement. The Sponsor could also decide to replace the custodian of the Trust’s Bitcoin Holdings. On March 11, 2022, the Trust delivered to FDAS a notice of termination of the Custodial Services Agreement dated May 18, 2020. The notice of termination will become effective on April 10, 2022. On March 10, 2022, the Trust transferred its custodied digital assets from FDAS to Coinbase Custody. Although the transfer of assets did not have any apparent negative impact on the Trust or its assets at this time, any transfer of assets to another custodian is not without any risk. The transferring maintenance responsibilities of the Trust’s Bitcoin Holdings to another party will likely be complex and could subject the Trust’s Bitcoin to the risk of loss during the transfer, which could have a negative impact on the performance of the Units or result in loss of the Trust’s assets.

Unitholders may be adversely affected by the lack of independent advisers representing investors in the Trust.

The Sponsor has consulted with counsel, accountants and other advisers regarding the formation and operation of the Trust. No counsel was appointed to represent investors in connection with the formation of the Trust or the establishment of the terms of the Trust Agreement and the Units. Moreover, no counsel has been appointed to represent Unitholders in connection with an investment in the Units. Accordingly, an investor should consult his, her or its own legal, tax and financial advisers regarding the desirability of an investment in the Units. Lack of such consultation may lead to an undesirable investment decision with respect to investment in the Units.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

None.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Units are distributed by the Sponsor through sales in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Rule 506(c) thereunder. The Units are quoted on OTC Markets Group Inc.’s OTCQX® Best Marketplace (“OTCQX”) under the ticker symbol “OBTC.” Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Units quoted on the OTCQX either were sold originally to investors “unrestricted” in a limited offering pursuant to Rule 504 under the Securities Act, or have become unrestricted in accordance with Rule 144 under the Securities Act. The market price of the Units on the OTCQX has experienced significant premiums and discounts to NAV.

Holders of Record

As of February 10, 2022, there were approximately 66 holders of record. This includes Cede & Co. as nominee for DTC for the Units traded on OTCQX. Therefore, this number does not include the individual holders who have bought Units on OTCQX or transferred their eligible Units to their brokerage accounts. Because most of the Trust’s Units are held by brokers and other institutions on behalf of unitholders, we are unable to estimate the total number of unitholders represented by these record holders.

Recent Sales of Unregistered Shares

On November 12, 2020, the Trust began an offering of an unlimited number of Units with no par value, each Unit representing a fractional undivided beneficial interest in the Trust pursuant to Rule 506(c) under the Securities Act, which is ongoing (“Current Offering”). The Trust received a total aggregate consideration of $68,827,296 for 3,811,224 Units sold pursuant to the Current Offering to “accredited investors” within the meaning of Rule 501 of Regulation D under the Securities Act. during the year ended December 31, 2021, all of which are restricted units, and may not be resold absent registration or an applicable exemption from registration under the Securities Act.

Repurchases of Equity Securities

None.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our audited financial statements and related notes included elsewhere in this Annual Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under Part I, Item 1A. Risk Factors in this Annual Report.

Trust Overview

The Trust is a passive investment vehicle and its assets will not be actively managed. As a result, it will not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the market prices of Bitcoins. The investment objective of the Trust is for the Units to reflect the performance of Bitcoin as measured by reference to the Index, less the aggregate Trust expenses and other liabilities. To date, the Trust has not met its investment objective.

The Units are intended to constitute a cost-effective and convenient means of gaining investment exposure to Bitcoin. However, an investment in the Units may operate and perform differently over time, and at any given time, than an investment directly in Bitcoin due to such factors as Trust fees and expenses, the quantity of Units available for trading, and the relative liquidity, and differences in the markets trading Bitcoin from the markets trading the Units (e.g., hours of operation, marketplace rules, clearance and settlement, market participants). Although the Units will not be the exact equivalent of a direct investment in Bitcoin, they provide investors with an alternative that constitutes a relatively cost-effective way to participate in Bitcoin markets through the securities market.

Critical Accounting Policies and Estimates

Investment Transactions and Revenue Recognition

The Trust considers investment transactions to be the receipt of Bitcoin for Units creations and the delivery of Bitcoin for Units redemptions or for payment of expenses in Bitcoin. At this time, the Trust is not accepting redemption requests from unitholders. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using a first in first out method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Management Fee in Bitcoin.

Principal Market and Fair Value Determination

To determine which Bitcoin market will serve as the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s NAV, the Trust follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for Bitcoin in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that Bitcoin is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable and willing and able to transact.

The Trust purchases Bitcoin directly from various counterparties, such as Galaxy Digital, Jane Street and Cumberland DRW LLC, and does not itself transact in any Bitcoin markets. Therefore, the Trust looks to these counterparties when assessing entity-specific and market-based volume and the level of activity in the Bitcoin markets. The Trust utilizes the Bitcoin Market Price to determine the value of Bitcoin at any given time. The Trust evaluates its principal market selection (or in the absence of a principal market the most advantageous market) at least annually and conducts a quarterly analysis to determine (i) if there have been recent changes to each Bitcoin market’s trading volume and level of activity in the trailing twelve months, (ii) if any Bitcoin markets have developed that the Trust has access to, or (iii) if recent changes to a Bitcoin market’s price stability have occurred that would materially impact the selection of the principal market and necessitate a change in the Trust’s determination of its principal market. The Trust does not anticipate changing its principal market more frequently than annually, in connection with its annual evaluation of its principal market selection and annual financial audit. Each annual evaluation will take into account the findings from the Trust’s quarterly reviews.

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

Review of Financial Results (audited)

Financial Highlights for Year Ended December 31, 2021 and 2020

	For the Year Ended December 31,
	2021	2020
Net realized and unrealized (loss) gain on investment in Bitcoin	$16,870,167	$32,062,851
Net (decrease) increase in net assets resulting from operations	$15,939,190	$31,893,722
Net assets	$129,673,168	$44,906,682

Net realized and unrealized gain on investment in Bitcoin for the year ended December 31, 2021 was $16,870,167 which includes a realized gain of $12,335 on the transfer of Bitcoins to pay the Management Fee and other expenses and net change in unrealized appreciation on investment in Bitcoin of $16,857,832. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $29,026.66 per Bitcoin as of December 31, 2020 to $45,867.86 per Bitcoin as of December 31, 2021. Net increase in net assets resulting from operations was $15,939,190 for the year ended December 31, 2021, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Management Fee of $605,731 and other expenses of $325,246, net of waivers. Net assets increased to $129,673,168 at December 31, 2021, a 189% increase for the year. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and capital contribution of approximately 1,299.49 Bitcoin with a value of $68,827,296 to the Trust in connection with Units issuance during the period, which was partially offset by the Trust’s Net expenses of $930,977 for the year.

Net realized and unrealized gain on investment in Bitcoin for year ended December 31, 2020 was $32,062,851 which includes a realized gain of $18,466 on the transfer of Bitcoins to pay the Management Fee and other expenses to the Sponsor and net change in unrealized appreciation on investment in Bitcoin of $32,044,385. Net realized and unrealized gain on investment in Bitcoin for the year was driven by Bitcoin price appreciation from $7,153.37 per Bitcoin as of December 31, 2019 to $29,026.66 per Bitcoin as of the year ended December 31, 2020. Net increase in net assets resulting from operations was $31,893,722 for the year ended December 31, 2020, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Management Fee of $132,210 and Other expenses of $36,919. Net assets increased to $44,906,682 at December 31, 2020, a 357% increase for the year. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and the contribution of approximately 187.84 Bitcoin with a value of $3,175,825 to the Trust in connection with Units issuance during the period, which was partially offset by the Trust’s Net expenses of $169,129 for the year.

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

In exchange for the Management Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this Annual Report was the Management Fee. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	For the Year Ended December 31,
	2021	2020
Bitcoins:

Opening balance	1,548.46	1,376.48

Purchases	1,299.49	187.84

Management Fee, related party	(12.12)	(13.41)

Custody and Index Fee	(6.90)	(2.45)
Closing balance	2,828.93	1,548.46

Accrued but unpaid Management Fee, related party	(1.18)	(0.64)

Accrued but unpaid Custody and Index Fee	(0.65)	(0.74)

Net closing balance	2,827.10	1,547.08
Number of Units:

Opening balance	4,529,312 *	3,980,128 *

Issuance	3,811,224	549,184 *
Closing balance	8,340,536	4,529,312 *

	As of December 31,
	2021	2020
NAV per Unit	$15.55	$9.91
Bitcoin Market Price	$45,867.86	$29,026.66
Bitcoin Holdings per Unit	0.00034	0.00034

*	Units have been adjusted retroactively to reflect the 4:1 stock split effective January 5, 2021.

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

The following chart illustrates the movements in the NAV and the Bitcoin Market Price (referred to in the chart as “Market Price”) from the beginning of the Trust’s operations on January 3, 2019 to December 31, 2021.

The table below illustrates the movements in the Bitcoin Market Price since the beginning of the Trust’s operations on January 3, 2019. Since the beginning of the Trust’s operations to December 31, 2021 the Bitcoin Market Price has ranged from $3,358.67 to $67,371.70, with the straight average being $22,016.21. The Sponsor has not observed a material difference between the Bitcoin Market Price and average prices from the constituent Bitcoin exchanges individually or as a group.

Period	Average	High	Date	Low	Date	End of period
From January 3, 2019 to December 31, 2019	$7,379.15	$13,724.33	6/26/2019	$3,358.67	2/7/2019	$7,153.38
Year ended December 31, 2020	$11,131.27	$29,026.66	12/31/2020	$4,956.92	3/16/2020	$29,026.66

Year ended December 31, 2021	$47,524.08	$67,371.70	11/9/2021	$29,785.71	7/20/2021	$45,867.86

January 3, 2019 (the inception of the Trust’s operations) to December 31, 2021	$22,016.47	$67,371.70	11/9/2021	$3,358.67	2/7/2019	$45,867.86

Secondary Market Trading

The Trust’s Units have been quoted on OTC Markets since February 12, 2021, and on OTCQX under the symbol OBTC since February 26, 2021. The price of the Units as quoted on OTCQX (and OTC Markets) has varied significantly from the NAV per Unit. From February 12, 2021 to December 31, 2021, the maximum premium of the closing price of the Units quoted on OTCQX (and OTC Markets) over the value of the Trust’s NAV per Unit was approximately 240% and the average daily premium since the Units were first traded on OTC Markets on February 12, 2021 was approximately 10%. As of December 31, 2021, the Trust’s Units were quoted on OTCQX at a discount of approximately 19% to the Trust’s NAV per Unit.

The historical premium of the closing price of the Units quoted on OTCQX and OTC Markets as compared with the NAV per Unit has varied, from a high of 240% on February 16, 2021 (closing price $56.39 per Unit on OTCQX (and OTC Markets) and NAV per Unit $16.58) to a low (i.e., discount) of -23% on October 19, 2021 (closing price $16.71 per Unit on OTCQX (and OTC Markets) and NAV per Unit $21.79). The historical premiums and discounts at times reflect a material deviation from the Bitcoin Market Price.

The following table sets out the range of high and low closing prices for the Units as reported by OTCQX (or OTC Markets) and the Trust’s NAV per Unit for the period from February 12, 2021 to December 31, 2021. The Trust’s Bitcoin Holdings per Unit for the period was 0.00034.

High		Low
OTC Markets	NAV per Unit	OTC Markets	NAV per Unit
2/16/2021	11/9/2021	5/21/2021	7/20/2021
$ 56.39	$ 22.86	$ 12.29	$ 10.13

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1 for a list of the financial statements filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to ineffective oversight of the Trust’s financial reporting by management, which resulted in a revision of our December 31, 2020 financial statements and our March 31, 2021 financial statements.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and

Exchange Commission for newly public companies.

Management determined that the circumstances that led to the revision of our financial statements for the year ended December 31, 2020 and the interim period ended March 31, 2021 was a material weakness in internal controls related to net assets presentation in the statement of assets and liabilities, which were due solely to human error, and were addressed by the following personnel and policy changes. The enhancements included hiring additional qualified accounting and financial reporting personnel, providing greater access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding financial statements presentation.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust does not have any directors, officers or employees. Under the Trust Agreement, all management functions of the Trust have been delegated to and are conducted by the Sponsor, its agents and its affiliates, including without limitation, the Custodian and its agents. As officers of the Sponsor, Gregory D. King, the Chief Executive Officer of the Sponsor, Robert Rokose, the Chief Financial Officer of the Sponsor and Matthew Mascera, as Director of Operations of the Sponsor, may take certain actions and execute certain agreements and certifications for the Trust, in their capacity as the principal officers of the Sponsor.

The following individuals are the officers of the Sponsor responsible for overseeing the business and operations of the Trust:

Gregory D. King, 47, Chief Executive Officer

Gregory D. King is Founder and CEO of Osprey Funds, LLC and has served as CEO of the Sponsor since its inception in October 2018. Greg is the primary author of several financial industry innovations including creating the first ever exchange-traded note (“ETN”) for Barclays in 2006. In 2009, Greg cofounded VelocityShares, LLC, a provider of alternative ETPs, partnering with Credit Suisse as product issuer. VelocityShares was acquired by Janus Capital in 2014. During his career, Greg has created and launched over 100 exchange traded funds and notes for Barclays, Credit Suisse, Global X Funds, VelocityShares, Rex Shares, LLC and Osprey Funds. Greg received a Master’s in Business Administration from the University of California, Davis, and is a CFA Charter holder. He has been an investor in Bitcoin since 2013.

Robert Rokose, 51, Chief Financial Officer and Treasurer

Robert Rokose became Treasurer and CFO of the Sponsor in March 2020. He is also CFO of REX Shares, LLC, originally the parent company to the Sponsor. Bob has 28 years of accounting and financial services experience. His previous roles include CFO of U.S. Funds at JP Morgan Asset Management, Managing Director & CFO for PIMCO/Allianz Funds and Assistant Vice President & Assistant Controller of publicly held Lexington Global Asset Managers. Mr. Rokose has served as a Financial Services Consultant and has acted in that role since November 2016. From May 2014 to October 2016, Mr. Rokose was Chief Financial Officer and Treasurer of AccuShares Investment Management where he led all financial accounting and reporting for the organization. Bob is a Certified Public Accountant, licensed in the state of New York. He has an undergraduate degree from Pace University and a Master of Business Administration from the University of Connecticut.

Jack Drogin, 59, General Counsel

Jack Drogin became General Counsel and Chief Compliance Officer of the Sponsor in May 2021. He has over thirty years’ experience as an attorney, including ten on the Staff of the U.S. Securities and Exchange Commission, Division of Trading and Markets. from January 1991 toJune 2001. From October 2019 to May 2021, Jack was a shareholder in the Washington, D.C. office of Murphy & McGonigle, P.C. , a firm focused on financial services law and regulation. He holds an undergraduate degree from the University of Pennsylvania and a law degree from Harvard Law School. Jack is a member of the New York and District of Columbia bars.

Matthew Mascera, 46, Director of Operations

Matthew Mascera became Director of Operations of the Sponsor in March 2020. Matt has 23 years of experience in the Financial Services industry. From February 2016 to June 2019, Matt was Director of Operations and Trading at Seacliff Capital, a long/short equity hedge fund. From 2012 to 2015, Matt was a Senior Vice President in equities at FBR & Co. Previous to that, Matt was an Executive Director at UBS Securities where he had been since 2005. Matt holds a Bachelor’s degree in Finance from Tulane University.

Advisory Board

The Sponsor has an advisory board, which serves in an informal, advisory capacity. The members listed below have no formal duties in connection with their service, but have agreed to make themselves available, upon the Sponsor’s request to advise on Sponsor matters, including without limitation those relating to the Trust. Each member of the advisory board, listed below, receives equity in the Sponsor in return for their services.

Brian Estes

Brian is the Managing Partner & Chief Investment Officer at Off the Chain Capital, a firm focused on Graham/Dodd value investing in blockchain digital assets.

Josh Brown

Josh is the CEO of Ritholtz Wealth management, a New York City-based investment advisory firm.

Michael Komaransky

Michael is the founder of Grapefruit Trading, a crypto market maker firm. Prior, Michael served as the head of Trading at Cumberland, DRW’s digital-currency unit.

J. Parsons

J. Parsons has been a leader in the exchange traded product industry for over twenty years. Most recently. J. served as the Global Head of Sales in the iShares business of Barclays Global Investors (BGI).

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans and Related Stockholder Matters

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of the Units for:

●	each person that, to the Sponsor’s knowledge based solely on the records of the Transfer Agent, owns beneficially a significant portion of the Units;

●	each executive officer of the Sponsor individually; and

●	all officers of the Sponsor as a group.

The number of Units beneficially owned and percentages of beneficial ownership set forth below are based on the number of Units outstanding as of March 24, 2022 and do not take into account ownership of the Units held through Cede & Co., a nominee of DTC, for which there is no publicly available information.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Significant Unitholders:
Celsius Network Ltd.	2,932,321	35.16%
Executive Officers of the Sponsor: (1)
Robert Rokose	2,056	*	%
Gregory King	4,113	*	%
Matthew Mascera	0
Jack Drogin	0
Executive officers of the Sponsor as a group	2,056	*	%

(1)        The Trust does not have any directors, officers or employees. Under the Trust Agreement, all management functions of the Trust have been delegated to and are conducted by the Sponsor, its agents and its affiliates.

* Represents beneficial ownership of less than 1%.

The business address for Celsius Network Ltd. is 1 Bartholomew Lane, London, EC2N 2AX UK. Alexander Mashinsky is the CEO and controlling shareholder of Celsius Network Ltd. The business address for each executive officer of the Sponsor is c/o Osprey Funds, LLC, 520 White Plains Road, Suite 500, Tarrytown, New York 10591.

Item 13. Certain Relationships and Related Transactions and Director Independence

General

The Sponsor has not established formal procedures to resolve all potential conflicts of interest. Consequently, investors may be dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the Sponsor attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Sponsor to ensure that these conflicts do not, in fact, result in adverse consequences to the Trust.

Prospective investors should be aware that the Sponsor presently intends to assert that Unitholders have, by subscribing for Units of the Trust, consented to the following conflicts of interest in the event of any proceeding alleging that such conflicts violated any duty owed by the Sponsor to investors.

The Sponsor

The Sponsor has a conflict of interest in allocating its own limited resources among, when applicable, different clients and potential future business ventures, to each of which it owes fiduciary duties. Additionally, the professional staff of the Sponsor also services other affiliates of the Trust, including, Rex Shares, LLC, a company under common control with the Sponsor. Although the Sponsor and its professional staff cannot and will not devote all of its or their respective time or resources to the management of the affairs of the Trust, the Sponsor intends to devote, and to cause its professional staff to devote, sufficient time and resources to manage properly the affairs of the Trust consistent with its or their respective fiduciary duties to the Trust and others.

Although the Sponsor does not engage in trading Bitcoin with the Trust, the Sponsor may receive from the Trust Bitcoin to be used to pay certain Trust expenses, including without limitation, the Custodial fee. In such circumstances, the Sponsor will price the Bitcoin received from the Trust at the Bitcoin Market Price on the day it is received and convert the Bitcoin received into cash to be used to pay Trust expenses. The Sponsor typically receives its Management Fee in Bitcoin, valued at the Bitcoin Market Price on the day such Management Fee is paid.

Item 14. Principal Accounting Fees and Services

The Sponsor in its discretion, waived audit fees for the year ended December 31, 2021, and 2020. Fees for services performed by Grant Thornton LLP for the years ended December 31, 2021 and 2020 were:

	Years Ended December 31,
	2021	2020
Audit fees	$179,140	$24,380
Audit-related fees	[-]	[-]
Tax fees	[-]	[-]
Total	$179,140	$24,380

In the table above, in accordance with the SEC’s definitions and rules, Audit Fees are fees paid to Grant Thornton LLP for professional services for the audit of the Trust’s financial statements included in annual and quarterly OTC Market filings, as well as financial statements included in the quarterly reports on the SEC’s Form 10-Q, and for services that are normally provided by the accountants in connection with regulatory filings or engagements.

Pre-Approved Policies and Procedures

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended December 31, 2021, are made by the Sponsor.

PART IV

Item 15. Exhibits and Financial Statements Schedules

1.	Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2.	Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3.	Exhibits

Exhibit Number	Exhibit Description

4.1	Second Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference Exhibit 4.1 of the Registration Statement on Form 10 filed by the Registrant on July 8, 2021)

4.6*	Description of Units

10.1†	Custodial Services Agreement, dated May 18, 2020, between Osprey Bitcoin Trust and Fidelity Digital Asset Services, LLC (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form 10 filed by the Registrant on July 8, 2021)

10.2	Index Provider Agreement (incorporated by reference to Exhibit 10.2 of the Amendment No. 1 to Registration Statement on Form 10 filed by the Registrant on September 10, 2021)

10.3†	Transfer Agency and Registrar Service Agreement (incorporated by reference to Exhibit 10.3 of the Amendment No. 1 to Registration Statement on Form 10 filed by the Registrant on September 10, 2021)

10.4	Form of Subscription Agreement (incorporated by reference to Exhibit 10.4 of the Amendment No. 1 to Registration Statement on Form 10 filed by the Registrant on September 10, 2021)

10.5†	Administration Agreement (incorporated by reference to Exhibit 10.5 of the Amendment No. 1 to Registration Statement on Form 10 filed by the Registrant on September 10, 2021)

10.6†	Custodial Services Agreement, dated as of February 4, 2022, between Osprey Bitcoin Trust and Coinbase Custody Trust Company, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Registrant on February 10, 2022)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
59

*      Filed herewith.

†      Certain schedules or similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Trust agrees to furnish supplemental copies of any of the omitted schedules or attachments upon request by the Securities and Exchange Commission.

Item 16. Form 10-K Summary

Not applicable.

61

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

Date: March 29, 2022

*	The Registrant is a trust and the persons are signing in their capacities as officers or directors of Osprey Funds, LLC, the Sponsor of the Registrant.
62

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Investors and Sponsor of

Osprey Bitcoin Trust

Opinion on the financial statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investment, of Osprey Bitcoin Trust (a Delaware Statutory Trust) (the “Trust”) as of December 31, 2021 and 2020, and the related statements of operations and changes in net assets for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2021 and 2020, and the results of its operations for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles

F-2

used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Trust’s auditor since 2019.

New York, New York

March 29, 2022

Osprey Bitcoin Trust

Statements of Assets and Liabilities

December 31, 2021 and December 31, 2020

(Amounts in U.S. dollars, except units issued and outstanding)

	December 31, 2021	December 31, 2020
Assets
Investment in Bitcoin, at fair value (cost $75,945,739 and $7,980,103, respectively)	$129,756,984	$44,946,574
Cash	257	25,235
Total assets	$129,757,241	$44,971,809

Liabilities
Subscriptions received in advance	$-	$25,000
Management Fee payable	53,985	18,459
Other payable	30,088	21,668
Total liabilities	84,073	65,127
Net assets	$129,673,168	$44,906,682

Net assets
Paid-in capital	$76,978,282	$8,150,986
Accumulated net investment loss	(1,197,493)	(266,516)
Accumulated net realized gain on investment in Bitcoin	77,554	65,219
Accumulated net change in unrealized appreciation on investment in Bitcoin	53,814,825	36,956,993
	$129,673,168	$44,906,682

Units issued and outstanding, no par value (unlimited Units authorized)	8,340,536	4,529,312	*
Net asset value per Unit	$15.55	$9.91	*

* Units have been adjusted retroactively to reflect the 4:1 stock split effective January 5, 2021.

The accompanying notes are an integral part of these financial statements.

Osprey Bitcoin Trust

Schedules of Investment

December 31, 2021 and December 31, 2020

(Amounts in U.S. dollars, except units)

December 31, 2021	Units	Fair Value	Percentage of Net Assets

Investment in Bitcoin, at fair value (cost $75,945,739)	2,828.93	$129,756,984	100%

Liabilities, less cash		$(83,816)	(0)%
		$129,673,168	100%

December 31, 2020	Units	Fair Value	Percentage of Net Assets

Investment in Bitcoin, at fair value (cost $7,980,103)	1,548.46	$44,946,574	100%

Liabilities, less cash		$(39,892)	(0)%
		$44,906,682	100%

The accompanying notes are an integral part of these financial statements.

Osprey Bitcoin Trust

Statements of Operations

For the years ended December 31, 2021 and 2020

(Amounts in U.S. dollars)

	Year ended December 31, 2021	Year ended December 31, 2020
Expenses
Management Fee	$605,731	$132,210
Other	434,246	36,919
Total expenses	1,039,977	169,129
Other expenses waived by the Sponsor	(109,000)	-
Net expenses	930,977	169,129

Net investment loss	(930,977)	(169,129)

Net realized gain and net change in unrealized appreciation on investment in Bitcoin
Net realized gain on investment in Bitcoin	12,335	18,466
Net change in unrealized appreciation on investment in Bitcoin	16,857,832	32,044,385
Total net realized gain and net change in unrealized appreciation on investment in Bitcoin	16,870,167	32,062,851

Net increase in net assets resulting from operations	$15,939,190	$31,893,722

The accompanying notes are an integral part of these financial statements.

Osprey Bitcoin Trust

Statements of Changes in Net Assets

For the years ended December 31, 2021 and 2020

(Amounts in U.S. dollars, except units issued and outstanding)

	Year ended December 31, 2021		Year ended December 31, 2020
Increase in net assets from operations
Net investment loss	$(930,977)		$(169,129)
Net realized gain on investment in Bitcoin	12,335		18,466
Net change in unrealized appreciation on investment in Bitcoin	16,857,832		32,044,385
Net increase in net assets resulting from operations	15,939,190		31,893,722

Increase in net assets from capital transactions
Subscriptions	68,827,296		3,175,825

Net Increase in net assets	84,766,486		35,069,547

Net assets at the beginning of the year	44,906,682		9,837,135
Net assets at the end of the year	$129,673,168		$44,906,682

Change in units issued and outstanding
Units issued and outstanding at the beginning of the year	4,529,312	*	3,980,128	*
Subscriptions	3,811,224		549,184	*
Units issued and outstanding at the end of the year	8,340,536		4,529,312	*

* Units have been adjusted retroactively to reflect the 4:1 stock split effective January 5, 2021.

The accompanying notes are an integral part of these financial statements.

Osprey Bitcoin Trust

Notes to the Financial Statements

As of December 31, 2021

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

Osprey Funds LLC (the “Sponsor”) acts as the sponsor of the Trust. The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. The Sponsor is responsible for preparing and providing annual reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As consideration for the Sponsor’s services, the Trust pays the Sponsor a Management Fee as discussed in Notes 2 and 5.

The Trust’s original Custodian was Xapo, Inc. (“Xapo”), a third- party provider (Xapo was acquired by Coinbase Custody Trust Company, LLC during 2019). During March 2020, the Trust changed custodians from Xapo to Unchained Capital. During June 2020, the Trust changed custodians to Fidelity Digital Asset Services, LLC’s (the “Custodian”). The custodian is responsible for safeguarding the Bitcoin held by the Trust.

The transfer agent for the Trust (the “Transfer Agent”) is Continental Stock Transfer & Trust Company. The Transfer Agent is responsible the issuance and redemption of Units, the payment, if any, of distributions with respect to the Units, the recording of the issuance of the Units and the maintaining of certain records therewith.

Osprey Bitcoin Trust

Notes to the Financial Statements

As of December 31, 2021

2.      Summary of Significant Accounting Policies

Basis of Presentation

The financial statements are expressed in US dollars and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. The Trust is not registered under the U.S. Securities and Exchange Commission (“SEC”) Investment Company Act of 1940.

Use of Estimates

GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. The most significant estimate in the financial statements is the fair value of investments. Actual results could differ from those estimates and these differences could be material.

Cash

Cash is received by the Trust from investors and converted into Bitcoin for investment. Cash held by the Trust represents deposits maintained with Signature Bank (New York). At times, bank deposits may be in excess of federally insured limits. In accordance with ASC 230 “Statement of Cash Flows”, the Trust qualifies for an exemption from the requirement to provide a statement of cash flows and has elected not to provide a statement of cash flows.

Subscriptions and Redemptions of Units

Proceeds received by the Trust from the issuance and sale of Units consist of Bitcoin deposits and forked or airdropped cryptocurrency coins from the Bitcoin Network, or their respective U.S. dollar cash equivalents. Such Bitcoins (or cash equivalent) will only be (1) owned by the Trust and held by the Custodian (or, if cash, used by the Sponsor to purchase Bitcoins to be held by the Custodian), (2) disbursed (or converted to U.S. dollars, if necessary) to pay the Trust’s expenses, (3) distributed to Accredited Investors (subject to obtaining regulatory approval from the Securities and Exchange Commission (“SEC”) described below) in connection with the redemption of Units, (4) distributed (or converted to U.S. dollars, prior to distribution, to Unitholders as dividends, and (5) liquidated in the

Osprey Bitcoin Trust

Notes to the Financial Statements

As of December 31, 2021

event that the Trust terminates or as otherwise required by law or regulation.

The Trust conducts its transactions in Bitcoin, including receiving Bitcoin for the creation of Units and delivering Bitcoin for the redemption of Units (if a redemption program were to be established) and for the payment of the Management Fee.

During June 2020 the Trust began a continuous offering of up to $5,000,000 of Units with no par value, each Unit representing a fractional undivided beneficial interest in the Trust. 154,183 Units were sold to both accredited and non-accredited investors in an offering of to $5,000,000 of Units, dated June 1, 2020, registered in Connecticut and qualified in New York, pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) (“Rule 504 Offering”). The Rule 504 Offering closed on August 12, 2020. These Units have been adjusted retroactively to reflect the 4:1 stock split effective January 5, 2021.

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

On January 14, 2021, The Financial Industry Regulatory Authority (“FINRA”) determined that the Trust’s Units met the criteria for trading on the over-the-counter market (“OTC Market”). On February 16, 2021, the Trust’s Units began trading in the OTC Market, operated by OTC Markets Group, Inc., under the ticker symbol “OBTC”. On March 3, 2021, the Trust’s Units began trading in the OTCQX tier of the OTC Market, under the ticker symbol “OBTC.”

As of December 31, 2021, there were 8,340,536 Units issued and outstanding. 3,350,172 of the Units are restricted securities that may not be resold absent registration or an exemption from registration under the Securities Act, and 4,990,364 of the Units are unrestricted securities.

Effective November 1, 2021, the Trust suspended the November 2020 Offering under rule 506(c) under the Securities Act.

The Trust is currently unable to redeem Units. At some date in the future, the Trust may seek approval from the SEC to operate an ongoing redemption program.

Investment Transactions and Revenue Recognition

The Trust identifies Bitcoin as an “other investment” in accordance with ASC 946. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as the net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using a first in first out method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Management Fee and other expenses in Bitcoin.

Osprey Bitcoin Trust

Notes to the Financial Statements

As of December 31, 2021

Management Fee

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

Trust Expenses

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

Fair Value Measurements

The Trust’s investment in Bitcoin is stated at fair value in accordance with ASC 820-10 “Fair Value Measurements”, which outlines the application of fair value accounting. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the ‘exit price’) in an orderly transaction between market participants at the measurement date. ASC 820-10 requires the Trust to assume that Bitcoin is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Principal market is the market with the greatest volume and level of activity for Bitcoin, and the most advantageous market is defined as the market that maximizes the amount that would be received to sell the asset or minimizes the amount that would be paid to transfer the liability, after taking into account transaction costs. The Principal Market is generally selected based on the most liquid and reliable exchange (including consideration of the ability for the Trust to access the specific market, either directly or through an intermediary, at the end of each period). The Sponsor has identified Coinbase Pro as the principal market for Bitcoin.

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

Osprey Bitcoin Trust

Notes to the Financial Statements

As of December 31, 2021

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

Definition of Net Asset Value

The net asset value (“NAV”) of the Trust is used by the Trust in its day-to-day operations to measure the net value of the Trust’s assets. The NAV is calculated on each business day and is equal to the aggregate value of the Trust’s assets less its liabilities (which include accrued but unpaid fees and expenses, both estimated and finally determined), based on the Bitcoin market price. In calculating the value of the Bitcoin held by the Trust on any business day, the Trust will use the market price as of 4:00 P.M. New York time. The Trust will also calculate the NAV per Unit of the Trust daily, which equals the NAV of the Trust divided by the number of outstanding Units (the “NAV per Unit”). The Trust considers 4:00 P.M. New York time as a cut off for the end of the day reporting.

3.      Fair Value of Bitcoin

The investment measured at fair value on a recurring basis and categorized using the three levels of fair value hierarchy consisted of the following as of December 31, 2021 and December 31, 2020:

	Number	Per Bitcoin	Amount at	Fair Value Measurement Category
December 31, 2021	of Bitcoin	Fair Value	Fair Value	Level 1	Level 2	Level 3

Investment in Bitcoin	2,828.93	$45,867.86	$129,756,984	$-	$129,756,984	$-

	Number	Per Bitcoin	Amount at	Fair Value Measurement Category
December 31, 2020	of Bitcoin	Fair Value	Fair Value	Level 1	Level 2	Level 3

Investment in Bitcoin	1,548.46	$29,026.66	$44,946,574	$-	$44,946,574	$-

The Trust determined the fair value per Bitcoin using the price provided at 4:00 p.m., New York time, by Coinbase Pro as the Trust’s principal market.

The Trust’s liabilities accrued in Bitcoin are converted into United States dollar amounts at the period-end Bitcoin price. The fluctuations arising from the effect of changes in liabilities denominated in Bitcoin are included with the net realized or unrealized appreciation or depreciation on investment in Bitcoin in the statements of operations.

Osprey Bitcoin Trust

Notes to the Financial Statements

As of December 31, 2021

The following represents the changes in quantity and the respective fair value of Bitcoin for the year ended December 31, 2021:

	Bitcoin	Fair Value
Balance at January 1, 2021	1,548.46	$44,946,574
Bitcoin distributed for Management Fee, related party	(12.12)	(577,302)
Bitcoin distributed for other fees	(6.90)	(314,213)
Subscriptions	1,299.49	68,827,516
Net realized gain on investment in Bitcoin	-	29,635
Net change in unrealized appreciation on investment in Bitcoin	-	16,844,774
Balance at December 31, 2021	2,828.93	$129,756,984

Net realized gain on the transfer of Bitcoins to pay the Management Fee and other expenses for the year ended December 31, 2021, was $12,335, which includes $29,635 net realized gain on investment in Bitcoin, and $17,300 net realized loss resulted from the changes in liabilities denominated in Bitcoin. Net change in unrealized appreciation on investment in Bitcoin for the year ended December 31, 2021, was $16,857,832, which includes net change in unrealized appreciation on investment in Bitcoin of $16,844,774, and $13,058 net unrealized appreciation due to changes in value of liabilities

The following represents the changes in quantity and the respective fair value of Bitcoin for the year ended December 31, 2020:

	Bitcoin	Fair Value
Balance at January 1, 2020	1,376.48	$9,846,468
Bitcoin distributed for Management Fee, related party	(13.41)	(107,310)
Bitcoin distributed for other fees	(2.45)	(31,260)
Subscriptions	187.84	3,175,825
Net realized gain on investment in Bitcoin	-	18,466
Net change in unrealized appreciation on investment in Bitcoin	-	32,044,385
Balance at December 31, 2020	1,548.46	$44,946,574

Net realized gain on the transfer of Bitcoins to pay the Management Fee and other expenses for the year ended December 31, 2020, was $18,466. Net change in unrealized appreciation on investment in Bitcoin for year ended December 31, 2020 was $32,044,385.

4.      Income Taxes

The Trust is grantor trust for U.S. federal income tax purposes. Accordingly, the Trust will not be subject to U.S. federal income tax. Rather, each beneficial owner of Units will be treated as directly owning its pro rata share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions will “flow through” to each beneficial owner of Units.

Osprey Bitcoin Trust

Notes to the Financial Statements

As of December 31, 2021

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. As of December 31, 2021, the Trust did not have a liability for any unrecognized tax amounts for uncertain tax positions related to federal, state, and local income taxes.

However, the conclusions concerning the determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of December 31, 2021 and December 31, 2020. The Trust’s 2019, 2020, and 2021 tax returns are subject to audit by federal, state and local tax authorities.

5.      Related Parties

Osprey Fund LLC and REX Shares, LLC, which is under common control with the Sponsor, are related parties of the Trust.

The Trust is responsible for custody and index fees, which are included in other expenses in the statement of operations and are paid by the Sponsor on behalf of the Trust. For the years ended December 31, 2021, and 2020 the Trust reimbursed the Sponsor the expenses in the amount of $314,213 and $31,260, respectively.

The Sponsor in its discretion, may elect to reduce, or waive, the Trust’s expenses. For the years ended December 31, 2021, and 2020, the Sponsor irrevocably waived $109,000, and $0, respectively, of the Trust’s audit fees.

For the years ended December 31, 2021, and 2020, the Trust incurred Management Fees of $605,731 and $132,210, respectively, which are recorded in the accompanying statements of operations. As of December 31, 2021 and December 31, 2020, there were unpaid Management Fees of $53,985 and $18,459, respectively, which are recorded in the accompanying statements of assets and liabilities.

The Trust’s Management Fee is accrued daily in Bitcoins and will be payable, at the Sponsor’s sole discretion, in Bitcoins or in U.S. dollars at the Bitcoin market price in effect at the time of such payment. From inception through the year ended December 31, 2021, all Management Fees have been made in Bitcoin to the Sponsor.

6.      Risks and Uncertainties

Investment in Bitcoin

Osprey Bitcoin Trust

Notes to the Financial Statements

As of December 31, 2021

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

7.      Indemnifications

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

Osprey Bitcoin Trust

Notes to the Financial Statements

As of December 31, 2021

8.      Financial Highlights

	Year ended December 31, 2021		Year ended December 31, 2020
Per Unit Performance (for a unit outstanding throughout the year)			(as corrected)

Net asset value per unit at beginning of year	$9.91	*	$2.47	*

Net increase (decrease) in net assets resulting from operations
Net realized gain (loss) and change in unrealized appreciation (depreciation) on investment	5.76		7.46
Net investment loss	(0.12)		(0.02)
Net increase (decrease) in net assets resulting from operations	5.64		7.44
Net asset value per unit at end of year	$15.55		$9.91	*

Total return	56.91%		301.21%

Supplemental Data
Ratios to average net asset value
Expenses	0.77%	**	1.05%
Net investment loss	(0.77)%		(1.05)%

*The net asset value per unit has been adjusted to retroactively reflect the 4:1 stock split effective January 5, 2021.

** Such percentages are after expenses waivers. The Sponsor voluntarily waived a portion of Other Expenses (equal to 0.09% of average net assets).

An individual Unitholder’s return, ratios, and per Unit performance may vary from those resented above based on the timing of Unit transactions. Total return and ratios to average net asset value are calculated for the Unitholders taken as a whole.

Immaterial Error Correction

In January 2022, the Trust re-evaluated the methodology of calculating financial highlights per unit performance. The Trust determined that methodology used to allocate performance per unit

Osprey Bitcoin Trust

Notes to the Financial Statements

As of December 31, 2021

between net investment loss and net realized gain (loss) and change in unrealized appreciation (depreciation) on investment was not acceptable under GAAP (ASC-946-210-50), which resulted in immaterial error. This error did not change the net increase (decrease) in net assets resulting from operations per unit or net asset value per unit.

The impact of the immaterial error correction on financial highlights presented below:

Financial Highlights - Per Unit Performance (for a unit outstanding throughout the period)	As previously reported	Correcting adjustment	As corrected

Year ended December 31, 2020
Net increase (decrease) in net assets resulting from operations
Net realized gain (loss) and change in unrealized appreciation (depreciation) on investment	$7.48	$(0.02)	$7.46
Net investment gain (loss)	(0.04)	0.02	(0.02)
Net increase (decrease) in net assets resulting from operations	$7.44	-	$7.44

Six months ended June 30, 2021
Net increase (decrease) in net assets resulting from operations
Net realized gain (loss) and change in unrealized appreciation (depreciation) on investment	$1.87	$0.11	$1.98
Net investment gain (loss)	0.05	(0.11)	(0.06)
Net increase (decrease) in net assets resulting from operations	$1.92	-	$1.92
Nine months ended September 30, 2021
Net increase (decrease) in net assets resulting from operations
Net realized gain (loss) and change in unrealized appreciation (depreciation) on investment	$5.19	$(0.23)	$4.96
Net investment gain (loss)	(0.32)	0.23	(0.09)
Net increase (decrease) in net assets resulting from operations	$4.87	-	$4.87

Other reporting periods were not impacted by the aforementioned change in methodology, therefore were not presented above.

9.  Subsequent Events

On February 4, 2022, the Trust entered into a Custodial Services Agreement with Coinbase Custody Trust Company, LLC. On March 11, 2022, the Trust delivered to Fidelity Digital Asset Services, LLC, notice of termination of the custodial services agreement dated May 18, 2020, pursuant to which Fidelity was engaged to keep in safe custody the Trust’s digital assets and to maintain and operate the Trust’s custody account on behalf of the Trust. The notice of termination will become effective on April 10, 2022. On March 10, 2022, the Trust transferred its custodied digital assets from Fidelity Digital Asset Services, LLC to Coinbase Custody Trust Company, LLC.

There are no other events that have occurred through March 29, 2022, the date the financial statements were available to be issued, that require disclosure other than that which has already been disclosed in these notes to the financial statements.

