Form 10-Q
period 2022-03-31
Osprey Bitcoin Trust
filed 2022-05-13
CIK 1767057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 000-56307

Osprey Bitcoin Trust

(Exact Name of Registrant as Specified in Its Charter)

Delaware	83-2424407
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1241 Post Road, 2nd Floor
Fairfield, CT 06824
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

Number of shares of the registrant’s common stock outstanding as of May 4th, 2022: 8,340,536

OSPREY BITCOIN TRUST
TABLE OF CONTENTS

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Osprey Bitcoin Trust (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Osprey Funds, LLC, the sponsor of the Trust (the “Sponsor”), references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. You should specifically consider the numerous risks outlined under “Risk Factors.” Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including:

●	the risk factors discussed in this Quarterly Report, including the particular risks associated with new technologies such as Bitcoin and blockchain technology;

●	the inability to redeem Units;

●	the economic conditions in the Bitcoin industry and market;

●	general economic, market and business conditions;

●	the use of technology by us and our vendors, including the Custodian (as defined herein), in conducting our business, including disruptions in our computer systems and data centers and our transition to, and quality of, new technology platforms;

●	changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies;

●	the costs and effect of any litigation or regulatory investigations;

●	our ability to maintain a positive reputation; and

●	other world economic and political developments, such as the ongoing conflict in Ukraine.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Osprey Bitcoin Trust

Statements of Assets and Liabilities

March 31, 2022 and December 31, 2021

(Amounts in U.S. dollars, except units issued and outstanding)

	March 31, 2022 (Unaudited)	December 31, 2021
Assets

Investment in Bitcoin, at fair value (cost $75,928,048 and $75,945,739, respectively)	$128,761,600	$129,756,984

Cash	257	257
Total assets	$128,761,857	$129,757,241

Liabilities
Management Fee payable	$53,544	$53,985
Other payable	93,688	30,088
Total liabilities	147,232	84,073
Net assets	$128,614,625	$129,673,168

Net assets
Paid-in capital	$76,978,282	$76,978,282
Accumulated net investment loss	(1,469,946)	(1,197,493)
Accumulated net realized gain on investment in Bitcoin	272,677	77,554
Accumulated net change in unrealized appreciation on investment in Bitcoin	52,833,612	53,814,825
	$128,614,625	$129,673,168

Units issued and outstanding, no par value (unlimited Units authorized)	8,340,536	8,340,536
Net asset value per Unit	$15.42	$15.55

The accompanying notes are an integral part of these financial statements.

Osprey Bitcoin Trust

Schedules of Investment

March 31, 2022 and December 31, 2021

(Amounts in U.S. dollars, except units)

March 31, 2022 (Unaudited)	Units	Fair Value	Percentage of Net Assets

Investment in Bitcoin, at fair value
(cost $75,928,048)	2,823.99	$128,761,600	100%

Liabilities, less cash		$(146,975)	(0)%
		$128,614,625	100%

December 31, 2021	Units	Fair Value	Percentage of Net Assets

Investment in Bitcoin, at fair value
(cost $75,945,739)	2,828.93	$129,756,984	100%

Liabilities, less cash		$(83,816)	(0)%
		$129,673,168	100%

The accompanying notes are an integral part of these financial statements.

Osprey Bitcoin Trust

Statements of Operations

For the three months ended March 31, 2022 and 2021

(Amounts in U.S. dollars)

	Three months ended March 31, 2022 (Unaudited)	Three months ended March 31, 2021 (Unaudited)
Expenses
Management Fee	$141,142	$103,240
Other	131,311	51,147
Total expenses	272,453	154,387

Net investment loss	(272,453)	(154,387)

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investment in Bitcoin
Net realized gain (loss) on investment in Bitcoin	195,123	(13,890)
Net change in unrealized appreciation (depreciation) on investment in Bitcoin	(981,213)	54,201,384
Total net realized gain (loss) and net change in unrealized appreciation (depreciation) on investment in Bitcoin	(786,090)	54,187,494

Net increase (decrease) in net assets resulting from operations	$(1,058,543)	$54,033,107

The accompanying notes are an integral part of these financial statements.

Osprey Bitcoin Trust

Statements of Changes in Net Assets

For the three months ended March 31, 2022 and 2021

(Amounts in U.S. dollars, except units issued and outstanding)

	Three months ended March 31, 2022 (Unaudited)	Three months ended March 31, 2021 (Unaudited)
Increase (decrease) in net assets from operations
Net investment loss	$(272,453)	$(154,387)
Net realized gain (loss) on investment in Bitcoin	195,123	(13,890)
Net change in unrealized appreciation (depreciation) on investment in Bitcoin	(981,213)	54,201,384
Net increase (decrease) in net assets resulting from operations	(1,058,543)	54,033,107

Increase in net assets from capital transactions
Subscriptions	-	67,135,323

Net Increase (decrease) in net assets	(1,058,543)	121,168,430

Net assets at the beginning of the period	129,673,168	44,906,682
Net assets at the end of the period	$128,614,625	$166,075,112

Change in units issued and outstanding
Units issued and outstanding at the beginning of the period	8,340,536	4,529,312 *
Subscriptions	-	3,708,525
Units issued and outstanding at the end of the period	8,340,536	8,237,837

*	Units have been adjusted retroactively to reflect the 4:1 Unit split effective January 5, 2021.

The accompanying notes are an integral part of these financial statements.

Osprey Bitcoin Trust
Notes to the Financial Statements (unaudited)
As of March 31, 2022

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

Osprey Funds, LLC (the “Sponsor”) acts as the sponsor of the Trust. Other funds under the Osprey name are also managed by the Sponsor. The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. The Sponsor is responsible for preparing and providing annual reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As consideration for the Sponsor’s services, the Trust pays the Sponsor a Management Fee (as defined herein) as discussed in Notes 2 and 5.

Fidelity Digital Asset Services, LLC was the custodian for the Trust as of and for the year ended December 31, 2021. During March 2022, the Trust changed custodians to Coinbase Custody Trust Company, LLC (the “Custodian”). The Custodian is responsible for safeguarding the Bitcoin held by the Trust.

The transfer agent for the Trust (the “Transfer Agent”) is Continental Stock Transfer & Trust Company. The Transfer Agent is responsible the issuance and redemption of Units, the payment, if any, of distributions with respect to the Units, the recording of the issuance of the Units and the maintaining of certain records therewith.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements are expressed in US dollars and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. The Trust is not registered with the U.S. Securities and Exchange Commission (“SEC”) under the Investment Company Act of 1940.

Use of Estimates

GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. The most significant estimate in the financial statements is the fair value of investments in Bitcoin. Actual results could differ from those estimates and these differences could be material.

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

Subscriptions and Redemptions of Units

Proceeds received by the Trust from the issuance and sale of Units consist of Bitcoin deposits and forked or airdropped cryptocurrency coins from the Bitcoin Network, or their respective U.S. dollar cash equivalents. Such Bitcoins (or cash equivalent) will only be (1) owned by the Trust and held by the Custodian (or, if cash, used by the Sponsor to purchase Bitcoins to be held by the Custodian), (2) disbursed (or converted to U.S. dollars, if necessary) to pay the Trust’s expenses, (3) distributed to Accredited Investors (subject to obtaining regulatory approval from the SEC described below) in connection with the redemption of Units, (4) distributed (or converted to U.S. dollars, prior to distribution, to Unitholders as dividends, and (5) liquidated in the event that the Trust terminates or as otherwise required by law or regulation.

The Trust conducts its transactions in Bitcoin, including receiving Bitcoin for the creation of Units and delivering Bitcoin for the redemption of Units (if a redemption program were to be established) and for the payment of the Management Fee.

During June 2020, the Trust began a continuous offering of up to $5,000,000 of Units with no par value, each Unit representing a fractional undivided beneficial interest in the Trust. 154,183 Units were sold to both accredited and non-accredited investors in an offering of to $5,000,000 of Units, dated June 1, 2020, registered in Connecticut and qualified in New York, pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) (“Rule 504 Offering”). The Rule 504 Offering closed on August 12, 2020.

On November 12, 2020, the Trust began an offering of an unlimited number of Units pursuant to Rule 506(c) under the Securities Act (“November 2020 Offering”). 4,206,224 Units were sold in the November 2020 Offering.

On December 30, 2020, the Sponsor of the Trust announced that it has declared a four to one split of the Trust’s issued and outstanding Units of fractional undivided beneficial interest. With the Unit split, Unitholders of record on December 31, 2020 received four additional Units of the Trust for each Unit held. The effective date of the split was January 5, 2021. The Units that were issued in the Rule 504 Offering and the November 2020 Offering were adjusted retroactively to reflect the 4:1 Unit split effective January 5, 2021

On January 14, 2021, The Financial Industry Regulatory Authority (“FINRA”) determined that the Trust’s Units met the criteria for trading on the over-the-counter market (“OTC Market”). On February 16, 2021, the Trust’s Units began trading in the OTC Market, operated by OTC Markets Group, Inc., under the ticker symbol “OBTC”. On March 3, 2021, the Trust’s Units began trading in the OTCQX tier of the OTC Market, under the ticker symbol “OBTC.”

Effective November 1, 2021, the Trust suspended the November 2020 Offering under Rule 506(c) under the Securities Act.

As of March 31, 2022, there were 8,340,536 Units issued and outstanding. 3,242,490 of the Units are restricted securities that may not be resold absent registration or an exemption from registration under the Securities Act, and 5,098,046 of the Units are unrestricted securities.

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

Management Fee

The Trust is expected to pay the remuneration due to the Sponsor (the “Management Fee” or “Sponsor Fee”). The Management Fee charges to an annual rate of 0.49% of the daily Net Asset Value of the Trust and accrues daily in Bitcoin. The Management Fee is payable at the Sponsor’s sole discretion, in Bitcoin or in U.S. Dollars for the Bitcoin Market Price (as defined herein) in effect for such Bitcoin at the time of payment.

Trust Expenses

In accordance with the Trust Agreement, the Sponsor bears the routine operational, administrative and other ordinary administrative operating expenses of the Trust as “Assumed Expenses” other than audit fees, index license fees, aggregate legal fees in excess of $50,000 and the fees of the Custodian (“Excluded Expenses”) and certain extraordinary expenses of the Trust, including but not limited to taxes and governmental charges, expenses and costs, expenses and indemnities related to any extraordinary services performed by the Sponsor (or any other service provider, including the Trustee) on behalf of the Trust to protect the Trust or the interest of Unitholders, indemnification expenses, fees and expenses related to public trading on OTCQX (“Extraordinary Expenses”). Other expenses reported on the accompanying statements of operations is comprised of Excluded Expenses.

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

The investment measured at fair value on a recurring basis and categorized using the three levels of fair value hierarchy consisted of the following as of March 31, 2022 and December 31, 2021:

	Number	Per Bitcoin	Amount at	Fair Value Measurement Category
March 31, 2022	of Bitcoin	Fair Value	Fair Value	Level 1	Level 2	Level 3

Investment in Bitcoin	2,823.99	$45,595.55	$128,761,600	$-	$128,761,600	$-

	Number	Per Bitcoin	Amount at	Fair Value Measurement Category
December 31, 2021	of Bitcoin	Fair Value	Fair Value	Level 1	Level 2	Level 3

Investment in Bitcoin	2,828.93	$45,867.86	$129,756,984	$-	$129,756,984	$-

The Trust determined the fair value per Bitcoin using the price provided at 4:00 p.m., New York time, by Coinbase Pro as the Trust’s principal market.

The Management Fee payable accrued in Bitcoin is converted into United States dollar amount at the period-end Bitcoin Market Price. The fluctuations arising from the effect of changes in liability denominated in Bitcoin are included with the net realized or unrealized appreciation or depreciation on investment in Bitcoin in the statements of operations.

The following represents the changes in quantity and the respective fair value of Bitcoin for the three months ended March 31, 2022:

	Bitcoin	Fair Value
Balance at January 1, 2022	2,828.93	$129,756,984
Bitcoin distributed for Management Fee, related party	(3.41)	(141,165)
Bitcoin distributed for other fees	(1.53)	(58,497)
Net realized gain on investment in Bitcoin	-	181,971
Net change in unrealized depreciation on investment in Bitcoin	-	(977,693)
Balance at March 31, 2022	2,823.99	$128,761,600

Net realized gain on the transfer of Bitcoins to pay the Management Fee and other expenses for the three months ended March 31, 2022, was $195,123, which includes $181,971 net realized gain on investment in Bitcoin, and $13,152 net realized gain resulted from the changes in liabilities denominated in Bitcoin. Net change in unrealized depreciation on investment in Bitcoin for the three months ended March 31, 2022, was $981,213, which includes net change in unrealized depreciation on investment in Bitcoin of $977,693, and $3,520 net unrealized depreciation due to changes in value of liabilities.

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

Net realized gain on the transfer of Bitcoins to pay the Management Fee and other expenses for the year ended December 31, 2021, was $12,335, which includes $29,635 net realized gain on investment in Bitcoin, and $17,300 net realized loss resulted from the changes in liabilities denominated in Bitcoin. Net change in unrealized appreciation on investment in Bitcoin for the year ended December 31, 2021, was $16,857,832, which includes net change in unrealized appreciation on investment in Bitcoin of $16,844,774, and $13,058 net unrealized appreciation due to changes in value of liabilities.

4.	Income Taxes

The Trust is a grantor trust for U.S. federal income tax purposes. Accordingly, the Trust will not be subject to U.S. federal income tax. Rather, each beneficial owner of Units will be treated as directly owning its pro rata share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions will “flow through” to each beneficial owner of Units.

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. As of March 31, 2022, and December 31, 2021 the Trust did not have a liability for any unrecognized tax amounts for uncertain tax positions related to federal, state, and local income taxes.

However, the conclusions concerning the determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of March 31, 2022 and December 31, 2021. The Trust’s 2019, 2020, and 2021 tax returns are subject to audit by federal, state and local tax authorities.

5.	Related Parties

The Trust is responsible for custody, audit, legal fees in excess of $50,000, and index license fees, which are included in other expenses in the statement of operations and are paid by the Sponsor on behalf of the Trust. For the three months ended March 31, 2022, and 2021 the Trust reimbursed the Sponsor the expenses in the amount of $58,497 and $31,260, respectively.

For the three months ended March 31, 2022, and 2021, the Trust incurred Management Fees of $141,142 and $103,240, respectively, which are recorded in the accompanying statements of operations. As of March 31, 2022 and December 31, 2021, there were unpaid Management Fees of $53,544 and $53,985, respectively, which are recorded in the accompanying statements of assets and liabilities.

The Trust’s Management Fee is accrued daily in Bitcoins and will be payable, at the Sponsor’s sole discretion, in U.S. dollars or in Bitcoins at the Bitcoin Market Price in effect at the time of such payment. From inception through March 31, 2022, all Management Fees have been made in Bitcoin to the Sponsor.

6.	Risks and Uncertainties

Investment in Bitcoin

The Trust is subject to various risks including market risk, liquidity risk and other risks related to its concentration in a single asset, Bitcoin. Investing in Bitcoin is currently unregulated, highly speculative, and volatile.

The net asset value of the Trust relates primarily to the value of Bitcoin held by the Trust, and fluctuations in the price of Bitcoin could materially and adversely affect an investment in the Units of the Trust. The price of Bitcoin has a limited history. During such history, Bitcoin prices have been volatile and subject to influence by many factors including the levels of liquidity.

If Bitcoin exchanges continue to experience significant price fluctuations, the Trust may experience losses. Several factors may affect the price of Bitcoin, including, but not limited to, global Bitcoin supply and demand, theft of Bitcoin from global exchanges or vaults and competition from other forms of digital currency or payment services.

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

8.	Financial Highlights

	Three months ended March 31, 2022	Three months ended March 31, 2021
Per Unit Performance
(for a unit outstanding throughout the period)

Net asset value per unit at beginning of period	$15.55	$9.91 *
Net increase (decrease) in net assets resulting from operations
Net realized gain (loss) and change in unrealized appreciation (depreciation) on investment	(0.10)	10.28
Net investment loss	(0.03)	(0.03)
Net increase (decrease) in net assets resulting from operations	(0.13)	10.25

Net asset value per unit at end of period	$15.42	$20.16

Total return	(0.84)%	103.43%

Supplemental Data
Ratios to average net asset value
Expenses	0.89%	0.71%

Net investment loss	(0.89)%	(0.71)%

*	The net asset value per unit has been adjusted to retroactively reflect the 4:1 Unit split effective January 5, 2021.

An individual Unitholder’s return, ratios, and per Unit performance may vary from those presented above based on the timing of Unit transactions. Total return and ratios to average net asset value are calculated for the Unitholders taken as a whole. Ratios have been annualized for the partial periods ended March 31, 2022 and March 31, 2021.

9.	Subsequent Events

There are no events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with GAAP. The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under Part II, Item 1A. Risk Factors in this Quarterly Report.

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

Principal Market and Fair Value Determination

To determine which Bitcoin market will serve as the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s NAV, the Trust follows FASB ASC 820-10, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for Bitcoin in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that Bitcoin is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Trust purchases Bitcoin directly from various counterparties, such as Galaxy Digital, Jane Street and Cumberland DRW LLC, and does not itself transact in any Bitcoin markets. Therefore, the Trust looks to these counterparties when assessing entity-specific and market-based volume and the level of activity in the Bitcoin markets. The Trust determines the value of Bitcoin at any given time by reference to the market price of Bitcoin traded on Coinbase Pro, the Trust’s principal market, as determined at 4:00 p.m., New York time on each business day (the “Bitcoin Market Price”). The Trust evaluates its principal market selection (or in the absence of a principal market the most advantageous market) at least annually and conducts a quarterly analysis to determine (i) if there have been recent changes to each Bitcoin market’s trading volume and level of activity in the trailing twelve months, (ii) if any Bitcoin markets have developed that the Trust has access to, or (iii) if recent changes to a Bitcoin market’s price stability have occurred that would materially impact the selection of the principal market and necessitate a change in the Trust’s determination of its principal market. The Trust does not anticipate changing its principal market more frequently than annually, in connection with its annual evaluation of its principal market selection and annual financial audit. Each annual evaluation will take into account the findings from the Trust’s quarterly reviews.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three Months Ended March 31, 2022 and March 31, 2021

	Three Months Ended March 31,
	2022	2021
Net realized and unrealized (loss) gain on investment in Bitcoin	$(786,090)	$54,187,494
Net (decrease) increase in net assets resulting from operations	$(1,058,543)	$54,033,107

Net assets	$128,614,625	$166,075,112

Net realized and unrealized loss on investment in Bitcoin for the three months ended March 31, 2022 was $786,090 which includes a realized gain of $195,123 on the transfer of Bitcoins to pay the Management Fee and other expenses and net change in unrealized depreciation on investment in Bitcoin of $981,213. Net realized and unrealized loss on investment in Bitcoin for the period was driven by Bitcoin price depreciation from $45,867.86 per Bitcoin as of December 31, 2021 to $45,595.55 per Bitcoin as of March 31, 2022. Net decrease in net assets resulting from operations was $1,058,543 for the three months ended March 31, 2022, which consisted of the net realized and unrealized loss on investment in Bitcoin, less the Management Fee of $141,142 and other expenses of $131,311. Net assets decreased to $128,614,625 at March 31, 2022, a 1% decrease for the period. The decrease in net assets resulted from the aforementioned Bitcoin price depreciation and the Trust’s expenses of $272,453 for the period.

Net realized and unrealized gain on investment in Bitcoin for the three months ended March 31, 2021 was $54,187,494 which includes a realized loss of $13,890 on the transfer of Bitcoins to pay the Management Fee and other expenses and net change in unrealized appreciation on investment in Bitcoin of $54,201,384. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $29,026.66 per Bitcoin as of December 31, 2020 to $59,135.73 per Bitcoin as of March 31, 2021. Net increase in net assets resulting from operations was $54,033,107 for the three months ended March 31, 2021, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Management Fee of $103,240 and other expenses of $51,147. Net assets increased to $166,075,112 at March 31, 2021, a 270% increase for the period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and the contribution of approximately 1,264.53 Bitcoin with a value of $67,135,323 to the Trust in connection with Units issuance during the period, which was partially offset by the Trust’s expenses of $154,387 for the period.

Cash Resources and Liquidity

When selling Bitcoins to pay expenses, the Sponsor endeavors to sell the exact number of Bitcoins needed to pay expenses in order to minimize the Trust’s holdings of assets other than Bitcoin. As a consequence, the Sponsor expects that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

In exchange for the Management Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	Three Months Ended March 31,
	2022	2021
Bitcoins:

Opening balance	2,828.93	1,548.46

Purchases	-	1,264.53

Management Fee, related party	(3.41)	(1.34)

Other Expenses	(1.53)	(0.64)
Closing balance	2,823.99	2,811.01

Accrued but unpaid Management Fee, related party	(1.17)	(1.31)

Accrued but unpaid Other Expenses	(2.05)	(1.34)

Net closing balance	2,820.77	2,808.36
Number of Units:

Opening balance	8,340,536	4,529,312	*

Issuance	-	3,708,525
Closing balance	8,340,536	8,237,837

	As of March 31,
	2022	2021
NAV per Unit	$15.42	$20.16
Bitcoin Market Price	$45,595.55	$59,135.73
Bitcoin Holdings per Unit	0.00034	0.00034

*	Units have been adjusted retroactively to reflect the 4:1 Unit split effective January 5, 2021.

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

The following chart illustrates the movements in the NAV and the Bitcoin Market Price (referred to in the chart as “Market Price”) from the beginning of the Trust’s operations on January 3, 2019 to March 31, 2022.

The table below illustrates the movements in the Bitcoin Market Price since the beginning of the Trust’s operations on January 3, 2019. Since the beginning of the Trust’s operations to March 31, 2022 the Bitcoin Market Price has ranged from $3,358.67 to $67,371.70, with the straight average being $23,492.94. The Sponsor has not observed a material difference between the Bitcoin Market Price and average prices from the constituent Bitcoin exchanges individually or as a group.

Period	Average	High	Date	Low	Date	End of period
From January 3, 2019 to December 31, 2019	$7,379.15	$13,724.33	6/26/2019	$3,358.67	2/7/2019	$7,153.38
Year ended December 31, 2020	$11,131.27	$29,026.66	12/31/2020	$4,956.92	3/16/2020	$29,026.66
Year ended December 31, 2021	$47,524.08	$67,371.70	11/9/2021	$29,785.71	7/20/2021	$45,867.86
Three months ended March 31, 2022	$41,496.45	$47,982.33	3/28/2022	$35,570.55	1/27/2022	$45,595.55
January 3, 2019 (the inception of the Trust’s operations) to March 31, 2022	$23,492.94	$67,371.70	11/9/2021	$3,358.67	2/7/2019	$45,595.55

Secondary Market Trading

The Trust’s Units have been quoted on OTC Markets since February 12, 2021, and on OTCQX since February 26, 2021 under the symbol “OBTC.” The price of the Units as quoted on OTCQX (and OTC Markets) has varied significantly from the NAV per Unit. From February 12, 2021 to March 31, 2022, the maximum premium of the closing price of the Units quoted on OTCQX (and OTC Markets) over the value of the Trust’s NAV per Unit was approximately 240% and the average daily premium since the Units were first traded on OTC Markets on February 12, 2021 was approximately 3%. As of March 31, 2022, the Trust’s Units were quoted on OTCQX at a discount of approximately 22% to the Trust’s NAV per Unit.

The historical premium of the closing price of the Units quoted on OTCQX and OTC Markets as compared with the NAV per Unit has varied, from a high of 240% on February 16, 2021 (closing price $56.39 per Unit on OTCQX (and OTC Markets) and NAV per Unit $16.58) to a low (i.e., discount) of -26% on March 16, 2022 (closing price $10.26 per Unit on OTCQX (and OTC Markets) and NAV per Unit $13.84). The historical premiums and discounts at times reflect a material deviation from the Bitcoin Market Price.

The following table sets out the range of high and low closing prices for the Units as reported by OTCQX (or OTC Markets) and the Trust’s NAV per Unit for the period from February 12, 2021 to March 31, 2022. The Trust’s Bitcoin Holdings per Unit for the period was 0.00034.

High		Low

OTC Markets	NAV per Unit	OTC Markets	NAV per Unit

2/16/2021	11/9/2021	1/27/2022	7/20/2021
$ 56.39	$ 22.86	$ 9.40	$ 10.13

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to ineffective oversight of the Trust’s financial reporting by management, which resulted in the previously disclosed revision of our December 31, 2020 and March 31, 2021 financial statements.

Management determined that the circumstances that led to the revision of our financial statements for the year ended December 31, 2020 and the interim period ended March 31, 2021 was a material weakness in internal controls related to net assets presentation in the statement of assets and liabilities, which were due solely to human error, and were addressed by the following personnel and policy changes subject to ongoing evaluation. The enhancements included hiring additional qualified accounting and financial reporting personnel, providing greater access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding financial statements presentation.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as noted below, there have been no material changes to the risk factors previously disclosed under “Item 1A. Risk Factors” of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021.

Failure of funds that hold digital assets or that have exposure to digital assets through derivatives to receive SEC approval to list their shares on exchanges could adversely affect the value of the Shares.

There have been a growing a number of attempts to list on national securities exchanges the shares of funds that hold digital assets or that have exposures to digital assets through derivatives. These investment vehicles attempt to provide institutional and retail investors exposure to markets for digital assets and related products. The SEC has repeatedly denied such requests. In January 2018, the SEC’s Division of Investment Management outlined several questions that sponsors would be expected to address before the SEC will consider granting approval for funds holding “substantial amounts” of cryptocurrencies or “cryptocurrency-related products.” The questions, which focus on specific requirements of the Investment Company Act of 1940, generally fall into one of five key areas: valuation, liquidity, custody, arbitrage and potential manipulation. The SEC has not explicitly stated whether each of the questions set forth would also need to be addressed by entities with similar products and investment strategies that instead pursue registered offerings under the Securities Act, although such entities would need to comply with the registration and prospectus disclosure requirements of the Securities Act. Requests to list the shares of other funds on national securities exchanges have also been submitted to the SEC. Although the SEC approved several futures-based Bitcoin ETFs in October 2021, it has not approved any requests to list the shares of digital asset funds like the Trust to date. The requests to list the shares of digital asset funds submitted by the Chicago Board Options Exchange (“CBOE”) and the NYSE Arca in 2019 were withdrawn or received disapprovals. Subsequently, NYSE Arca and CBOE filed several new requests to list shares of various digital asset funds in 2021. Several of those requests were recently denied by the SEC in 2021 and to date in 2022. The exchange listing of shares of digital asset funds would create more opportunities for institutional and retail investors to invest in the digital asset market. If exchange-listing requests are not approved by the SEC and further requests are ultimately denied by the SEC, increased investment interest by institutional or retail investors could fail to materialize, which could reduce the demand for digital assets generally and therefore adversely affect the value of the Shares.

Unitholders are bound by the fee-shifting provision contained in the subscription agreement, which may discourage actions against us.

The subscription agreement also provides that if any legal action or any arbitration or other proceeding is brought for the enforcement of the subscription agreement or because of an alleged dispute, breach, default or misrepresentation in connection with any of the provisions in the subscription agreement, the successful or prevailing party or parties shall be entitled to recover reasonable attorneys’ fees and their costs incurred in that action nor proceedings, in addition to any other relief to which they may be entitled; provided, however, that the foregoing shall not apply to any claim, suit, action or proceeding brought to enforce any duty or liability created by the federal securities laws. In the event a Unitholder initiates or asserts a claim against us, including our Sponsor and its officers, in accordance with the dispute resolution provisions contained in the subscription agreement and the Unitholder does not prevail, the Unitholder will be obligated to reimburse us for all reasonable costs and expenses incurred in connection with such claim, including, but not limited to, reasonable attorney’s fees and expenses and costs of appeal, if any. The subscription agreement does not define what constitutes a successful or prevailing party, though we intend to apply a broad interpretation to such provision to apply the fee shifting provision broadly. Whether a specific judgment satisfies the applicable criteria and the extent of recovery for applicable fees and expenses will be subject to judicial interpretation. The enforceability of fee shifting provisions have been challenged in legal proceedings, and it is possible that a court could find this type of provision to be inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings. The provision could discourage Unitholder lawsuits that might otherwise benefit the Trust or its Unitholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

101.INS	XBRL Instance Document, filed herewith. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document, filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
22

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

Osprey Funds, LLC as Sponsor of Osprey Bitcoin Trust

By:	/s/ Gregory D. King
	Name:	Gregory D. King
	Title:	Chief Executive Officer*

By:	/s/ Robert J. Rokose
	Name:	Robert J. Rokose
	Title:	Chief Financial Officer*

Date: May 13, 2022

*	The Registrant is a trust and the persons are signing in their capacities as officers or directors of Osprey Funds, LLC, the Sponsor of the Registrant
23