Form 10-Q
period 2022-06-30
Osprey Bitcoin Trust
filed 2022-08-11
CIK 1767057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number 000-56307

Osprey Bitcoin Trust

(Exact Name of Registrant as Specified in Its Charter)

Delaware	37-6695894
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Number Units of the registrant outstanding as of August 4th, 2022: 8,340,536

OSPREY BITCOIN TRUST
TABLE OF CONTENTS

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Osprey Bitcoin Trust (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Osprey Funds, LLC, the sponsor of the Trust (the “Sponsor”), references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. You should specifically consider the numerous risks outlined under “Risk Factors.” Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including:

•	the risk factors discussed in this Quarterly Report and in “Item 1A. Risk Factors” of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021, including the particular risks associated with new technologies such as Bitcoin and blockchain technology;

•	the inability to redeem Units;

•	the economic conditions in the Bitcoin industry and market, including any prolonged substantial reduction in Bitcoin prices;

•	general economic, market and business conditions;

•	the use of technology by us and our vendors, including the Custodian (as defined herein), in conducting our business, including disruptions in our computer systems and data centers and our transition to, and quality of, new technology platforms;

•	changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies;

•	the costs and effect of any litigation or regulatory investigations;

•	our ability to maintain a positive reputation; and

•	other world economic and political developments, such as the ongoing conflict in Ukraine.

Consequently, all the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Units. Should one or more of the risks discussed under “Item 1A. Risk Factors” in this Quarterly Report or “Item 1A. Risk Factors” of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021, or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Moreover, neither the Trust, the Sponsor, nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Osprey Bitcoin Trust
Statements of Assets and Liabilities
June 30, 2022 and December 31, 2021

(Amounts in U.S. dollars, except units issued and outstanding)

	June 30, 2022 (Unaudited)	December 31, 2021
Assets
Investment in Bitcoin, at fair value (cost $75,899,650 and $75,945,739, respectively)	$53,209,715	$129,756,984
Cash	257	257
Total assets	$53,209,972	$129,757,241

Liabilities
Management Fee payable	$21,388	$53,985
Other payable	137,692	30,088
Total liabilities	159,080	84,073
Net assets	$53,050,892	$129,673,168

Net assets
Paid-in capital	$76,978,282	$76,978,282
Accumulated net investment loss	(1,778,583)	(1,197,493)
Accumulated net realized gain on investment in Bitcoin	530,431	77,554
Accumulated net change in unrealized appreciation (depreciation) on investment in Bitcoin	(22,679,238)	53,814,825
	$53,050,892	$129,673,168

Units issued and outstanding, no par value (unlimited Units authorized)	8,340,536	8,340,536
Net asset value per Unit	$6.36	$15.55

The accompanying notes are an integral part of these financial statements.

Osprey Bitcoin Trust
Schedules of Investment
June 30, 2022 and December 31, 2021

(Amounts in U.S. dollars, except units)

June 30, 2022 (Unaudited)	Units	Fair Value	Percentage of Net Assets

Investment in Bitcoin, at fair value
(cost $75,899,650)	2,816.07	$53,209,715	100%

Liabilities, less cash		$(158,823)	(0)%
		$53,050,892	100%

December 31, 2021	Units	Fair Value	Percentage of Net Assets

Investment in Bitcoin, at fair value
(cost $75,945,739)	2,828.93	129,756,984	100%

Liabilities, less cash		$(83,816)	(0)%
		$129,673,168	100%

The accompanying notes are an integral part of these financial statements.

Osprey Bitcoin Trust
Statements of Operations
For the three months and six months ended June 30, 2022 and 2021

(Amounts in U.S. dollars)

	Three months ended June 30, 2022 (Unaudited)	Three months ended June 30, 2021 (Unaudited)	Six months ended June 30, 2022 (Unaudited)	Six months ended June 30, 2021 (Unaudited)
Expenses
Management Fee	$111,774	$160,853	$252,916	$264,093
Other	196,863	89,213	328,174	140,360
Total expenses	308,637	250,066	581,090	404,453

Net investment loss	(308,637)	(250,066)	(581,090)	(404,453)

Net realized gain (loss) and net change in unrealized depreciation on investment in Bitcoin
Net realized gain (loss) on investment in Bitcoin	257,754	(46,850)	452,877	(60,740)
Net change in unrealized depreciation on investment in Bitcoin	(75,512,850)	(68,756,122)	(76,494,063)	(14,554,738)
Total net realized gain (loss) and net change in unrealized depreciation on investment in Bitcoin	(75,255,096)	(68,802,972)	(76,041,186)	(14,615,478)

Net decrease in net assets resulting from operations	$(75,563,733)	$(69,053,038)	$(76,622,276)	$(15,019,931)

The accompanying notes are an integral part of these financial statements.

Osprey Bitcoin Trust
Statements of Changes in Net Assets
For the three months and six months ended June 30, 2022 and 2021

(Amounts in U.S. dollars, except units issued and outstanding)

	Three months ended June 30, 2022 (Unaudited)	Three months ended June 30, 2021 (Unaudited)	Six months ended June 30, 2022 (Unaudited)	Six months ended June 30, 2021 (Unaudited)
Decrease in net assets from operations
Net investment loss	$(308,637)	$(250,066)	$(581,090)	$(404,453)
Net realized gain (loss) on investment in Bitcoin	257,754	(46,850)	452,877	(60,740)
Net change in unrealized depreciation on investment in Bitcoin	(75,512,850)	(68,756,122)	(76,494,063)	(14,554,738)
Net decrease in net assets resulting from operations	(75,563,733)	(69,053,038)	(76,622,276)	(15,019,931)

Increase in net assets from capital transactions
Subscriptions	-	1,306,991	-	68,442,314

Net Increase (decrease) in net assets	(75,563,733)	(67,746,047)	(76,622,276)	53,422,383

Net assets at the beginning of the period	128,614,625	166,075,112	129,673,168	44,906,682
Net assets at the end of the period	$53,050,892	$98,329,065	$53,050,892	$98,329,065

Change in units issued and outstanding
Units issued and outstanding at the beginning of the period	8,340,536	8,237,837	8,340,536	4,529,312 *
Subscriptions	-	74,649	-	3,783,174
Units issued and outstanding at the end of the period	8,340,536	8,312,486	8,340,536	8,312,486

*	Units have been adjusted retroactively to reflect the 4:1 Unit split effective January 5, 2021.

The accompanying notes are an integral part of these financial statements.

Osprey Bitcoin Trust Notes to the Financial Statements (unaudited) As of June 30, 2022

1. Organization

Osprey Bitcoin Trust (the “Trust”) is a Delaware Statutory Trust that was formed on January 3, 2019 and commenced operations on January 22, 2019 and is governed by the Second Amended and Restated Declaration of Trust and Trust Agreement dated November 1, 2020, as amended by the Amendment to Trust Agreement dated April 15, 2022 (the “Trust Agreement”). In general, the Trust holds Bitcoin and, from time to time, issues common units of fractional undivided beneficial interest (“Units”) in exchange for Bitcoin. The investment objective of the Trust is for the Units to track the price of Bitcoin, less liabilities and expenses of the Trust. The Units are designed as a convenient and cost-effective method for investors to gain investment exposure to Bitcoin, similar to a direct investment in Bitcoin.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements are expressed in US dollars and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. The Trust is not registered with U.S. Securities and Exchange Commission (“SEC”) under the Investment Company Act of 1940. The results for the six months ended June 30, 2022 and 2021 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

On December 30, 2020, the Sponsor of the Trust announced that it has declared a four to one split of the Trust’s issued and outstanding Units of fractional undivided beneficial interest. With the Unit split, Unitholders of record on December 31, 2020 received four additional Units of the Trust for each Unit held. The effective date of the split was January 5, 2021. The Units that were issued in the Rule 504 Offering and the November 2020 Offering were adjusted retroactively to reflect the 4:1 Unit split effective January 5, 2021.

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

Effective November 1, 2021, the Trust suspended the November 2020 Offering under Rule 506(c) under the Securities Act.

As of June 30, 2022, there were 8,340,536 Units issued and outstanding. 173,372 of the Units are restricted securities that may not be resold absent registration or an exemption from registration under the Securities Act, and 8,167,164 of the Units are unrestricted securities.

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

Trust Expenses

In accordance with the Trust Agreement, the Sponsor bears the routine operational, administrative and other ordinary administrative operating expenses of the Trust (the “Assumed Expenses”) other than audit fees, index license fees, aggregate legal fees in excess of $50,000 per annum and the fees of the Custodian ( “Excluded Expenses”) and certain extraordinary expenses of the Trust, including but not limited to taxes and governmental charges, expenses and costs, expenses and indemnities related to any extraordinary services performed by the Sponsor (or any other service provider, including the Trustee) on behalf of the Trust to protect the Trust or the interest of Unitholders, indemnification expenses, fees and expenses related to public trading on OTCQX (“Extraordinary Expenses”). Other expenses reported on the accompanying statements of operations is comprised of Excluded Expenses.

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

3. Fair Value of Bitcoin

The investment measured at fair value on a recurring basis and categorized using the three levels of fair value hierarchy consisted of the following as of June 30, 2022 and December 31, 2021:

	Number	Per Bitcoin	Amount at	Fair Value Measurement Category
June 30, 2022	of Bitcoin	Fair Value	Fair Value	Level 1	Level 2	Level 3

Investment in Bitcoin	2,816.07	$18,895.01	$53,209,715	$-	$53,209,715	$-

	Number	Per Bitcoin	Amount at	Fair Value Measurement Category
December 31, 2021	of Bitcoin	Fair Value	Fair Value	Level 1	Level 2	Level 3

Investment in Bitcoin	2,828.93	$45,867.86	$129,756,984	$-	$129,756,984	$-

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

The following represents the changes in quantity and the respective fair value of Bitcoin for the six months ended June 30, 2022:

	Bitcoin	Fair Value
Balance at January 1, 2022	2,828.93	$129,756,984
Bitcoin distributed for Management Fee, related party	(6.90)	(268,838)
Bitcoin distributed for other fees	(5.96)	(211,355)
Net realized gain on investment in Bitcoin	-	434,104
Net change in unrealized depreciation on investment in Bitcoin	-	(76,501,180)
Balance at June 30, 2022	2,816.07	$53,209,715

Net realized gain on the transfer of Bitcoins to pay the Management Fee and other expenses for the six months ended June 30, 2022, was $452,877, which includes $434,104 net realized gain on investment in Bitcoin, and $18,773 net realized gain resulted from the changes in liabilities denominated in Bitcoin. Net change in unrealized depreciation on investment in Bitcoin for the six months ended June 30, 2022, was $76,494,063, which includes net change in unrealized depreciation on investment in Bitcoin of $76,501,180, and $7,117 net unrealized appreciation due to changes in value of liabilities denominated in Bitcoin.

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

Net realized gain on the transfer of Bitcoins to pay the Management Fee and other expenses for the year ended December 31, 2021, was $12,335, which includes $29,635 net realized gain on investment in Bitcoin, and $17,300 net realized loss resulted from the changes in liabilities denominated in Bitcoin. Net change in unrealized appreciation on investment in Bitcoin for the year ended December 31, 2021, was $16,857,832, which includes net change in unrealized appreciation on investment in Bitcoin of $16,844,774, and $13,058 net unrealized appreciation due to changes in value of liabilities denominated in Bitcoin.

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

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. As of June 30, 2022, the Trust did not have a liability for any unrecognized tax amounts for uncertain tax positions related to federal, state, and local income taxes.

However, the conclusions concerning the determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of June 30, 2022 and December 31, 2021. The Trust’s 2019, 2020, and 2021 tax returns are subject to audit by federal, state and local tax authorities.

5. Related Parties

The Trust is responsible for custody, audit, legal fees in excess of $50,000, and index license fees, which are included in other expenses in the statement of operations and are paid by the Sponsor on behalf of the Trust. For the three months ended June 30, 2022, and 2021 the Trust reimbursed the Sponsor the expenses in the amount of $152,858 and $110,656 respectively. For the six months ended June 30, 2022, and 2021 the Trust reimbursed the Sponsor the expenses in the amount of $211,355 and $141,916, respectively.

For the three months ended June 30, 2022, and 2021, the Trust incurred Management Fees of $111,774 and $160,853, respectively, which are recorded in the accompanying statements of operations. For the six months ended June 30,

2022, and 2021, the Trust incurred Management Fees of $252,916 and $264,093, respectively, which are recorded in the accompanying statements of operations. As of June 30, 2022 and December 31, 2021, there were unpaid Management Fees of $21,388 and $53,985, respectively, which are recorded as management fee payable in the accompanying statements of assets and liabilities.

The Trust’s Management Fee is accrued daily in Bitcoins and will be payable, at the Sponsor’s sole discretion, in U.S. dollars or in Bitcoins at the Bitcoin market price in effect at the time of such payment. From inception through June 30, 2022, all Management Fees have been made in Bitcoin to the Sponsor.

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

8. Financial Highlights

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Per Unit Performance
(for a unit outstanding throughout the period)

Net asset value per unit at beginning of period	$15.42	$20.16	$15.55	$9.91 *

Net increase (decrease) in net assets resulting from operations
Net realized gain (loss) and change in unrealized appreciation (depreciation) on investment	(9.03)	(8.30)	(9.13)	1.98
Net investment loss	(0.03)	(0.03)	(0.06)	(0.06)
Net increase (decrease) in net assets resulting from operations	(9.06)	(8.33)	(9.19)	1.92

Net asset value per unit at end of period	$6.36	$11.83	$6.36	$11.83

Total return	(58.75)%	(41.32)%	(59.10)%	19.37%

Supplemental Data
Ratios to average net asset value
Expenses	1.28%	0.74%	1.08%	0.72%

Net investment loss	(1.28)%	(0.74)%	(1.08)%	(0.72)%

*	The net asset value per unit has been adjusted to retroactively reflect the 4:1 Unit split effective January 5, 2021.

An individual Unitholder’s return, ratios, and per Unit performance may vary from those presented above based on the timing of Unit transactions. Total return and ratios to average net asset value are calculated for the Unitholders taken as a whole. Ratios have been annualized for the partial periods ended June 30, 2022 and June 30, 2021.

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

Trust Overview

The Trust is a passive investment vehicle and its assets will not be actively managed. As a result, it will not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the market prices of Bitcoins. The investment objective of the Trust is for the Units to reflect the performance of Bitcoin as measured by reference to Coin Metrics CMBI Bitcoin Index (the “Index”), less the aggregate Trust expenses and other liabilities. To date, the Trust has not met its investment objective.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Six Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net realized and unrealized (loss) gain on investment in Bitcoin	$(75,255,096)	$(68,802,972)	$(76,041,186)	$(14,615,478)
Net (decrease) increase in net assets resulting from operations	$(75,563,733)	$(69,053,038)	$(76,622,276)	$(15,019,931)
Net assets	$53,050,892	$98,329,065	$53,050,892	$98,329,065

Net realized and unrealized loss on investment in Bitcoin for the three months ended June 30, 2022 was $75,255,096, which includes a realized gain of $257,754 on the transfer of Bitcoins to pay the Management Fee and other expenses and net change in unrealized depreciation on investment in Bitcoin of $75,512,850. Net realized and unrealized loss on investment in Bitcoin for the period was driven by Bitcoin price depreciation from $45,595.55 per Bitcoin as of March 31, 2022 to $18,895.01 per Bitcoin as of June 30, 2022. Net decrease in net assets resulting from operations was $75,563,733 for the three months ended June 30, 2022, which consisted of the net realized and unrealized loss on investment in Bitcoin, less the Management Fee of $111,774 and other expenses of $196,863. Net assets decreased to $53,050,892 at June 30, 2022, a 59% decrease for the period. The decrease in net assets resulted from the aforementioned Bitcoin price depreciation and the Trust’s expenses of $308,637 for the period.

Net realized and unrealized loss on investment in Bitcoin for the three months ended June 30, 2021 was $68,802,972 which includes a realized loss of $46,850 on the transfer of Bitcoins to pay the Management Fee and other expenses and net change in unrealized depreciation on investment in Bitcoin of $68,756,122. Net realized and unrealized loss on investment in Bitcoin for the period was driven by Bitcoin price depreciation from $59,135.73 per Bitcoin as of March 31, 2021 to $34,764.81 per Bitcoin as of June 30, 2021. Net decrease in net assets resulting from operations was $69,053,038 for the three months ended June 30, 2021, which consisted of the net realized and unrealized loss on investment in Bitcoin, less the Management Fee of $160,853 and other expenses of $89,213. Net assets decreased to $98,329,065 at June 30, 2021, a 41% decrease for the period. The decrease in net assets resulted from the aforementioned Bitcoin price depreciation, the Trust’s expenses of $250,066 for the period, which was partially offset by the contribution of approximately 25.41 Bitcoin with a value of $1,306,991 to the Trust in connection with Units issuance.

Net realized and unrealized loss on investment in Bitcoin for the six months ended June 30, 2022 was $76,041,186 which includes a realized gain of $452,877 on the transfer of Bitcoins to pay the Management Fee and other expenses and net change in unrealized depreciation on investment in Bitcoin of $76,494,063. Net realized and unrealized loss on investment in Bitcoin for the period was driven by Bitcoin price depreciation from $45,867.86 per Bitcoin as of December 31, 2021, to $18,895.01 per Bitcoin as of June 30, 2022. Net decrease in net assets resulting from operations was $76,622,276 for the six months ended June 30, 2022, which consisted of the net realized and unrealized loss on investment in Bitcoin, less the Management Fee of $252,916 and other expenses of $328,174. Net assets decreased to $53,050,892 at June 30, 2022, a 59% decrease for the period. The decrease in net assets resulted from the aforementioned Bitcoin price depreciation and the Trust’s expenses of $581,090 for the period.

Net realized and unrealized loss on investment in Bitcoin for the six months ended June 30, 2021 was $14,615,478 which includes a realized loss of $60,740 on the transfer of Bitcoins to pay the Management Fee and other expenses and net change in unrealized depreciation on investment in Bitcoin of $14,554,738. Net realized and unrealized loss on investment in Bitcoin for the period was driven by Bitcoin price fluctuations and large quantities of Bitcoin purchased at a higher price. Net decrease in net assets resulting from operations was $15,019,931 for the six months ended June 30, 2021, which consisted of the net realized and unrealized loss on investment in Bitcoin, less the Management Fee of $264,093 and other expenses of $140,360. Net assets increased to $98,329,065 at June 30, 2021, a 119% increase for the period. The increase in net assets resulted majorly from the contribution of approximately 1,289.94 Bitcoin with a value of $68,442,314 to the Trust in connection with Units issuance during the period, which was partially offset by the Trust’s expenses of $404,453 and net realized and unrealized loss on investment in Bitcoin of $14,615,478 for the period.

Cash Resources and Liquidity

When selling Bitcoins to pay expenses, the Sponsor endeavors to sell the exact number of Bitcoins needed to pay expenses in order to minimize the Trust’s holdings of assets other than Bitcoin. As a consequence, the Sponsor expects that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period. The prices of digital assets, specifically Bitcoin, have experienced substantial volatility, which may reflect “bubble” type volatility, meaning that high or low prices may have little or no relationship to identifiable market forces, may be subject to rapidly changing investor sentiment, and may be influenced by factors such as technology, regulatory void or changes, fraudulent actors, manipulation, and media reporting. Bitcoin may have value based on various factors, including their acceptance as a means of exchange by consumers and others, scarcity, and market demand.

In exchange for the Management Fee, the Sponsor has agreed to bear the routine operational, administrative and other ordinary fees and expenses incurred by the Trust. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Bitcoins:
Opening balance	2,823.99	2,811.01	2,828.93	1,548.46
Purchases	-	25.41	-	1,289.94
Management Fee, related party	(3.48)	(3.62)	(6.90)	(4.96)
Other Expenses	(4.44)	(2.95)	(5.96)	(3.59)
Closing balance	2,816.07	2,829.85	2,816.07	2,829.85
Accrued but unpaid Management Fee, related party	(1.13)	(1.14)	(1.13)	(1.14)
Accrued but unpaid Other Expenses	(7.29)	(0.31)	(7.29)	(0.31)
Net closing balance	2,807.65	2,828.40	2,807.65	2,828.40
Number of Units:
Opening balance	8,340,536	8,237,837	8,340,536	4,529,312*
Issuance	-	74,649	-	3,783,174
Closing balance	8,340,536	8,312,486	8,340,536	8,312,486
*	Units have been adjusted retroactively to reflect the 4:1 Unit split effective January 5, 2021.

	As of June 30,
	2022	2021
NAV per Unit	$6.36	$11.83
Bitcoin Market Price	$18,895.01	$34,764.81
Bitcoin Holdings per Unit	0.00034	0.00034

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

The following chart illustrates the movements in the NAV and the Bitcoin Market Price (referred to in the chart as “Market Price”) from the beginning of the Trust’s operations on January 3, 2019 to June 30, 2022.

The table below illustrates the movements in the Bitcoin Market Price since the beginning of the Trust’s operations on January 3, 2019. Since the beginning of the Trust’s operations to June 30, 2022 the Bitcoin Market Price has ranged from $3,358.67 to $67,371.70, with the straight average being $24,116.63. The Sponsor has not observed a material difference between the Bitcoin Market Price and average prices from the constituent Bitcoin exchanges individually or as a group.

Period	Average	High	Date	Low	Date	End of period
From January 3, 2019 to December 31, 2019	$7,379.15	$13,724.33	6/26/2019	$3,358.67	2/7/2019	$7,153.38
Year ended December 31, 2020	$11,131.27	$29,026.66	12/31/2020	$4,956.92	3/16/2020	$29,026.66
Year ended December 31, 2021	$47,524.08	$67,371.70	11/9/2021	$29,785.71	7/20/2021	$45,867.86
Six onths ended June 30, 2022	$36,920.88	$47,982.33	3/28/2022	$18,895.01	6/30/2022	$18,895.01
January 3, 2019 (the inception of the Trust’s operations) to June 30, 2022	$24,116.63	$67,371.70	11/9/2021	$3,358.67	2/7/2019	$18,895.01

Secondary Market Trading

The Trust’s Units have been quoted on OTC Markets since February 12, 2021, and on OTCQX since February 26, 2021 under the symbol “OBTC.” The price of the Units as quoted on OTCQX (and OTC Markets) has varied significantly from the NAV per Unit. From February 12, 2021 to June 30, 2022, the maximum premium of the closing price of the Units quoted on OTCQX (and OTC Markets) over the value of the Trust’s NAV per Unit was approximately 240% and the average daily discount since the Units were first traded on OTC Markets on February 12, 2021 was approximately 2%. As of June 30, 2022, the Trust’s Units were quoted on OTCQX at a discount of approximately 21% to the Trust’s NAV per Unit.

The historical premium of the closing price of the Units quoted on OTCQX and OTC Markets as compared with the NAV per Unit has varied, from a high of 240% on February 16, 2021 (closing price $56.39 per Unit on OTCQX (and OTC Markets) and NAV per Unit $16.58) to a low (i.e., discount) of -30% on June 7, 2022 (closing price $7.28 per Unit on OTCQX (and OTC Markets) and NAV per Unit $10.47). The historical premiums and discounts at times reflect a material deviation from the Bitcoin Market Price.

The following table sets out the range of high and low closing prices for the Units as reported by OTCQX (or OTC Markets) and the Trust’s NAV per Unit for the period from February 12, 2021 to June 30, 2022. The Trust’s Bitcoin Holdings per Unit for the period was 0.00034.

High		Low

OTC Markets	NAV per Unit	OTC Markets	NAV per Unit

2/16/2021	11/9/2021	6/30/2022	6/30/2022
$56.39	$22.86	$5.05	$6.36

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

As previously described in Part I, Item 4 of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021, Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and Part I, Item 4 of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, management made enhancements to remediate the previously reported material weakness in our internal controls and procedures. The ongoing remediation efforts include hiring additional qualified accounting and financial reporting personnel, providing greater access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding financial statements presentation.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were ineffective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Trust does not maintain audit or inspection rights under the Custodial Services Agreement, and as such our Bitcoin Holdings held in the custodial account cannot be independently verified.

The Trust does not enjoy audit or inspection rights under the Custodial Services Agreement and cannot independently verify the Bitcoin Holdings held in the custodial account. The Sponsor relies on the Custodian’s System and Organization Controls (“SOC”) reports to provide assurances as to the existence of the Trust’s Bitcoin at the Custodian. SOC reports are internal control evaluations conducted by independent auditors. SOC 1 reports broadly comment on controls and processes that impact financial statements and reporting. SOC 2 reports comment on controls and processes that address the security, availability, processing integrity, confidentiality and privacy. SOC 1 and 2 reports can be subcategorized into Type I, which is an attestation of controls at a service organization at specific point in time, and Type II, which is an attestation of controls as a service organization over a period of time. The Custodian engages an independent auditor to conduct both a SOC 1, Type II audit and a SOC 2, Type II audit. Such reports cannot specifically identify the existence of the Trust’s Bitcoin Holdings at the Custodian. The Trust can use such reports to demonstrate the existence of effective controls in place by the Custodian providing assurance and confidence in the Custodian’s service delivery processes and controls for digital assets.

The Trust’s Bitcoin Holdings may be considered property of a bankruptcy estate should our Custodian initiate bankruptcy proceedings and the Trust could be considered an unsecured creditor, and the Custodian’s assets may not be adequate to satisfy a claim by the Trust.

Due to the uncertainty of the treatment of digital assets in a bankruptcy proceeding, the Trust’s Bitcoin Holdings may be considered property of a bankruptcy estate should our Custodian initiate bankruptcy proceedings, and the Trust could potentially be considered an unsecured creditor. Generally, creditors in a bankruptcy case and the priority of payment for their claims are distinguished by the type of claims they hold and creditors whose claims are secured by assets of the estate are in a superior position, and an unsecured creditor is generally in the lowest priority position. In the event that our Custodian initiates bankruptcy proceedings and the Trust is considered an unsecured creditor, there can be no assurance that we will be able to recover our Bitcoin Holdings or that there will be sufficient assets to satisfy our claim, which would have a material adverse effect on the Trust.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

101.INS	XBRL Instance Document, filed herewith. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document, filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
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

Date: August 11, 2022

*	The Registrant is a trust and the persons are signing in their capacities as officers or directors of Osprey Funds, LLC, the Sponsor of the Registrant.
23