Form 10-Q
period 2022-09-30
Osprey Bitcoin Trust
filed 2022-11-09
CIK 1767057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Number Units of the registrant outstanding as of October 28th, 2022: 8,340,536

OSPREY BITCOIN TRUST
TABLE OF CONTENTS

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Osprey Bitcoin Trust (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Osprey Funds, LLC, the sponsor of the Trust (the “Sponsor”), references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. You should specifically consider the numerous risks outlined under “Risk Factors.” Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including:

●	the risk factors discussed in this Quarterly Report and in “Item 1A. Risk Factors” of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021, including the particular risks associated with new technologies such as Bitcoin and blockchain technology;

●	the inability to redeem Units;

●	the economic conditions in the Bitcoin industry and market, including any prolonged substantial reduction in Bitcoin prices;

●	general economic, market and business conditions;

●	the use of technology by us and our vendors, including the Custodian (as defined herein), in conducting our business, including disruptions in our computer systems and data centers and our transition to, and quality of, new technology platforms;

●	changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies;

●	the costs and effect of any litigation or regulatory investigations;

●	our ability to maintain a positive reputation; and

●	other world economic and political developments, such as the ongoing conflict in Ukraine.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Osprey Bitcoin Trust

Statements of Assets and Liabilities

September 30, 2022 and December 31, 2021

(Amounts in U.S. dollars, except units issued and outstanding)

	September 30, 2022 (Unaudited)	December 31, 2021
Assets
Investment in Bitcoin, at fair value (cost $75,862,442 and $75,945,739, respectively)	$54,656,306	$129,756,984
Cash	257	257
Total assets	$54,656,563	$129,757,241

Liabilities
Management Fee payable	$21,972	$53,985
Other payable	109,442	30,088
Total liabilities	131,414	84,073
Net assets	$54,525,149	$129,673,168

Net assets
Paid-in capital	$76,978,282	$76,978,282
Accumulated net investment loss	(1,977,466)	(1,197,493)
Accumulated net realized gain on investment in Bitcoin	725,804	77,554
Accumulated net change in unrealized appreciation (depreciation) on investment in Bitcoin	(21,201,471)	53,814,825
	$54,525,149	$129,673,168

Units issued and outstanding, no par value (unlimited Units authorized)	8,340,536	8,340,536
Net asset value per Unit	$6.54	$15.55

The accompanying notes are an integral part of these financial statements.

Osprey Bitcoin Trust

Schedules of Investment

September 30, 2022 and December 31, 2021

(Amounts in U.S. dollars, except units)

September 30, 2022 (Unaudited)	Units	Fair Value	Percentage of Net Assets

Investment in Bitcoin, at fair value (cost $75,862,442)	2,805.69	$54,656,306	100%

Liabilities, less cash		$(131,157)	(0)%
		$54,525,149	100%

December 31, 2021	Units	Fair Value	Percentage of Net Assets

Investment in Bitcoin, at fair value (cost $75,945,739)	2,828.93	$129,756,984	100%

Liabilities, less cash		$(83,816)	(0)%
		$129,673,168	100%

The accompanying notes are an integral part of these financial statements.

Osprey Bitcoin Trust

Statements of Operations

For the three months and nine months ended September 30, 2022 and 2021

(Amounts in U.S. dollars)

	Three months ended September 30, 2022 (Unaudited)	Three months ended September 30, 2021 (Unaudited)	Nine months ended September 30, 2022 (Unaudited)	Nine months ended September 30, 2021 (Unaudited)
Expenses
Management Fee	$73,637	$146,014	$326,553	$410,107
Other	125,246	142,297	453,420	282,657
Total expenses	198,883	288,311	779,973	692,764
Other expenses waived by the Sponsor	—	(55,500)	—	(55,500)
Net expenses	198,883	232,811	779,973	637,264

Net investment loss	(198,883)	(232,811)	(779,973)	(637,264)

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investment in Bitcoin
Net realized gain (loss) on investment in Bitcoin	195,373	(11,480)	648,250	(72,220)
Net change in unrealized appreciation (depreciation) on investment in Bitcoin	1,477,767	24,821,461	(75,016,296)	10,266,723
Total net realized gain (loss) and net change in unrealized appreciation (depreciation) on investment in Bitcoin	1,673,140	24,809,981	(74,368,046)	10,194,503

Net increase (decrease) in net assets resulting from operations	$1,474,257	$24,577,170	$(75,148,019)	$9,557,239

The accompanying notes are an integral part of these financial statements.

Osprey Bitcoin Trust

Statements of Changes in Net Assets

For the three months and nine months ended September 30, 2022 and 2021

(Amounts in U.S. dollars, except units issued and outstanding)

	Three months ended September 30, 2022 (Unaudited)	Three months ended September 30, 2021 (Unaudited)	Nine months ended September 30, 2022 (Unaudited)	Nine months ended September 30, 2021 (Unaudited)
Increase (decrease) in net assets from operations
Net investment loss	$(198,883)	$(232,811)	$(779,973)	$(637,264)
Net realized gain (loss) on investment in Bitcoin	195,373	(11,480)	648,250	(72,220)
Net change in unrealized appreciation (depreciation) on investment in Bitcoin	1,477,767	24,821,461	(75,016,296)	10,266,723
Net increase (decrease) in net assets resulting from operations	1,474,257	24,577,170	(75,148,019)	9,557,239

Increase in net assets from capital transactions
Subscriptions	—	384,982	—	68,827,296

Net Increase (decrease) in net assets	1,474,257	24,962,152	(75,148,019)	78,384,535

Net assets at the beginning of the period	53,050,892	98,329,065	129,673,168	44,906,682
Net assets at the end of the period	$54,525,149	$123,291,217	$54,525,149	$123,291,217

Change in units issued and outstanding
Units issued and outstanding at the beginning of the period	8,340,536	8,312,486	8,340,536	4,529,312	*
Subscriptions	—	28,050	—	3,811,224
Units issued and outstanding at the end of the period	8,340,536	8,340,536	8,340,536	8,340,536

* Units have been adjusted retroactively to reflect the 4:1 Unit split effective January 5, 2021.

The accompanying notes are an integral part of these financial statements.

Osprey Bitcoin Trust

Notes to the Financial Statements (unaudited)

As of September 30, 2022

1. Organization

Osprey Bitcoin Trust (the “Trust”) is a Delaware Statutory Trust, formed on January 3, 2019, which commenced operations on January 22, 2019 and is governed by the Second Amended and Restated Declaration of Trust and Trust Agreement dated November 1, 2020, as amended by the Amendment to Trust Agreement dated April 15, 2022 (the “Trust Agreement”). In general, the Trust holds Bitcoin and, from time to time, issues common units of fractional undivided beneficial interest (“Units”) in exchange for Bitcoin. The investment objective of the Trust is for the Units to track the price of Bitcoin, less liabilities and expenses of the Trust. The Units are designed as a convenient and cost-effective method for investors to gain investment exposure to Bitcoin, similar to a direct investment in Bitcoin.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements are expressed in US dollars and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. The Trust is not registered with U.S. Securities and Exchange Commission (“SEC”) under the Investment Company Act of 1940. The results for the nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

During June 2020, the Trust began a continuous offering of up to $5,000,000 of Units with no par value, each Unit representing a fractional undivided beneficial interest in the Trust. 154,183 Units were sold to both accredited and non-accredited investors in an offering of up to $5,000,000 of Units, dated June 1, 2020, registered in Connecticut and qualified in New York, pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) (“Rule 504 Offering”). The Rule 504 Offering closed on August 12, 2020.

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

Effective November 1, 2021, the Trust suspended the November 2020 Offering under Rule 506(c) under the Securities Act.

As of September 30, 2022, there were 8,340,536 Units issued and outstanding. 173,372 of the Units are restricted securities that may not be resold absent registration or an exemption from registration under the Securities Act, and 8,167,164 of the Units are unrestricted securities.

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

Management Fee

The Trust is expected to pay the remuneration due to the Sponsor (the “Management Fee” or “Sponsor Fee”). The Management Fee is charged by the Sponsor to the Trust at an annual rate of 0.49% of the daily Net Asset Value of the Trust and accrues daily in Bitcoin. The Management Fee is payable at the Sponsor’s sole discretion, in Bitcoin or in U.S. Dollars for the Bitcoin Market Price (as defined herein) in effect for such Bitcoin at the time of payment.

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

Definition of Net Asset Value

The net asset value (“NAV”) of the Trust is used by the Trust in its day-to-day operations to measure the net value of the Trust’s assets. The NAV is calculated on each business day and is equal to the aggregate value of the Trust’s assets less its liabilities (which include accrued but unpaid fees and expenses, both estimated and finally determined), based on the Bitcoin Market Price. In calculating the value of the Bitcoin held by the Trust on any business day, the Trust will use the market price as of 4:00 p.m. New York time. The Trust will also calculate the NAV per Unit of the Trust daily, which equals the NAV of the Trust divided by the number of outstanding Units (the “NAV per Unit”). The Trust considers 4:00 p.m. New York time as a cut off for the end of day reporting.

3. Fair Value of Bitcoin

The investment measured at fair value on a recurring basis and categorized using the three levels of fair value hierarchy consisted of the following as of September 30, 2022 and December 31, 2021:

	Number	Per Bitcoin	Amount at	Fair Value Measurement Category
September 30, 2022	of Bitcoin	Fair Value	Fair Value	Level 1	Level 2	Level 3

Investment in Bitcoin	2,805.69	$19,480.51	$54,656,306	$—	$54,656,306	$—

	Number	Per Bitcoin	Amount at	Fair Value Measurement Category
December 31, 2021	of Bitcoin	Fair Value	Fair Value	Level 1	Level 2	Level 3

Investment in Bitcoin	2,828.93	$45,867.86	$129,756,984	$—	$129,756,984	$—

The Trust determined the fair value per Bitcoin using the price provided at 4:00 p.m., New York time, by Coinbase Pro, the Trust’s principal market.

The Management Fee payable accrued in Bitcoin is converted into United States dollar amount at the period-end Bitcoin Market Price. The fluctuations arising from the effect of changes in liability denominated in Bitcoin are included with the net realized or unrealized appreciation or depreciation on investment in Bitcoin in the statements of operations.

The following represents the changes in quantity and the respective fair value of Bitcoin for the nine months ended September 30, 2022:

	Bitcoin	Fair Value
Balance at January 1, 2022	2,828.93	$129,756,984
Bitcoin distributed for Management Fee, related party	(10.36)	(341,408)
Bitcoin distributed for other fees	(12.88)	(364,852)
Net realized gain on investment in Bitcoin	—	622,963
Net change in unrealized depreciation on investment in Bitcoin	—	(75,017,381)
Balance at September 30, 2022	2,805.69	$54,656,306

Net realized gain on the transfer of Bitcoins to pay the Management Fee and other expenses for the nine months ended September 30, 2022, was $648,250, which includes $622,963 net realized gain on investment in Bitcoin, and $25,287 net realized gain resulted from the changes in liabilities denominated in Bitcoin. Net change in unrealized depreciation on investment in Bitcoin for the nine months ended September 30, 2022, was $75,016,296, which includes net change in unrealized depreciation on investment in Bitcoin of $75,017,381, and $1,085 net unrealized appreciation due to changes in value of liabilities denominated in Bitcoin.

The following represents the changes in quantity and the respective fair value of Bitcoin for the year ended December 31, 2021:

	Bitcoin	Fair Value
Balance at January 1, 2021	1,548.46	$44,946,574
Bitcoin distributed for Management Fee, related party	(12.12)	(577,302)
Bitcoin distributed for other fees	(6.90)	(314,213)
Subscriptions	1,299.49	68,827,516
Net realized gain on investment in Bitcoin	—	29,635
Net change in unrealized appreciation on investment in Bitcoin	—	16,844,774
Balance at December 31, 2021	2,828.93	$129,756,984

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

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. As of September 30, 2022, the Trust did not have a liability for any unrecognized tax amounts for uncertain tax positions related to federal, state, and local income taxes.

However, the conclusions concerning the determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of September 30, 2022 and December 31, 2021. The Trust’s 2019, 2020, and 2021 tax returns are subject to audit by federal, state and local tax authorities.

5. Related Parties

The Trust is responsible for custody, audit, legal fees in excess of $50,000, and index license fees, which are included in other expenses in the statement of operations and are paid by the Sponsor on behalf of the Trust. For the three months ended September 30, 2022, and 2021 the Trust reimbursed the Sponsor the expenses in the amount of $153,497 and $40,786 respectively. For the nine months ended September 30, 2022, and 2021 the Trust reimbursed the Sponsor the expenses in the amount of $364,852 and $192,263, respectively.

The Sponsor in its discretion, may elect to reduce, or waive, the Trust’s expenses. For the three months ended September 30, 2022, and 2021, the Sponsor irrevocably waived $0, and $55,500, respectively, of the Trust’s audit fees. For the nine months ended September 30, 2022, and 2021, the Sponsor irrevocably waived $0, and $55,500, respectively, of the Trust’s audit fees.

For the three months ended September 30, 2022, and 2021, the Trust incurred Management Fees of $73,637 and $146,014, respectively, which are recorded in the accompanying statements of operations. For the nine months ended September 30, 2022, and 2021, the Trust incurred Management Fees of $326,553 and $410,107, respectively, which are recorded in the accompanying statements of operations. As of September 30, 2022 and December 31, 2021, there were unpaid Management Fees of $21,972 and $53,985, respectively, which are recorded as management fee payable in the accompanying statements of assets and liabilities.

The Trust’s Management Fee is accrued daily in Bitcoins and will be payable, at the Sponsor’s sole discretion, in U.S. dollars or in Bitcoins at the Bitcoin market price in effect at the time of such payment. From inception through September 30, 2022, all Management Fees have been made in Bitcoin to the Sponsor.

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

8. Financial Highlights

	Three months ended September 30, 2022	Three months ended September 30, 2021		Nine months ended September 30, 2022	Nine months ended September 30, 2021
Per Unit Performance
(for a unit outstanding throughout the period)

Net asset value per unit at beginning of period	$6.36	$11.83		$15.55	$9.91	*

Net increase (decrease) in net assets resulting from operations
Net realized gain (loss) and change in unrealized appreciation (depreciation) on investment in Bitcoin	0.21	2.98		(8.92)	4.96
Net investment loss	(0.03)	(0.03)		(0.09)	(0.09)
Net increase (decrease) in net assets resulting from operations	0.18	2.95		(9.01)	4.87

Net asset value per unit at end of period	$6.54	$14.78		$6.54	$14.78

Total return	2.83%	24.94%		(57.94)%	49.14%

Supplemental Data
Ratios to average net asset value Expenses	1.38%	0.83%	**	1.14%	0.76%	**

Net investment loss	(1.38)%	(0.83)%		(1.14)%	(0.76)%

*The net asset value per unit has been adjusted to retroactively reflect the 4:1 Unit split effective January 5, 2021.

** Such percentages are after expenses waivers. The Sponsor voluntarily waived a portion of Other Expenses (equal to 0.07% of average net assets, annualized for the period less than one year).

An individual Unitholder’s return, ratios, and per Unit performance may vary from those presented above based on the timing of Unit transactions. Total return and ratios to average net asset value are calculated for the Unitholders taken as a whole. Ratios have been annualized for the partial periods ended September 30, 2022 and September 30, 2021.

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

Critical Accounting Policies and Estimates

Investment Transactions and Revenue Recognition

The Trust considers investment transactions to be the receipt of Bitcoin for Units creations and the delivery of Bitcoin for Units redemptions or for payment of expenses in Bitcoin. At this time, the Trust is not accepting redemption requests from unitholders. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as the net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using a first in, first out method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Management Fee and other expenses in Bitcoin.

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

The Trust purchases Bitcoin directly from various counterparties, such as Galaxy Digital, Jane Street, and Cumberland DRW LLC, and does not itself transact in any Bitcoin markets. The purchase price of Bitcoin from our counterparties may vary significantly. The Trust looks to these counterparties when assessing entity-specific and market-based volume and the level of activity in the Bitcoin markets. The Trust determines the value of Bitcoin at any given time by reference to the market price of Bitcoin traded on Coinbase Pro, the Trust’s principal market, as determined at 4:00 p.m., New York time on each business day (the “Bitcoin Market Price”). The Trust evaluates its principal market selection (or in the absence of a principal market the most advantageous market) at least annually and conducts a quarterly analysis to determine (i) if there have been recent changes to each Bitcoin market’s trading volume and level of activity in the trailing twelve months, (ii) if any Bitcoin markets have developed that the Trust has access to, or (iii) if recent changes to a Bitcoin market’s price stability have occurred that would materially impact the selection of the principal market and necessitate a change in the Trust’s determination of its principal market. The Trust does not anticipate changing its principal market more frequently than annually, in connection with its annual evaluation of its principal market selection and annual financial audit. Each annual evaluation will take into account the findings from the Trust’s quarterly reviews.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Nine Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investment in Bitcoin	$1,673,140	$24,809,981	$(74,368,046)	$10,194,503
Net increase (decrease) in net assets resulting from operations	$1,474,257	$24,577,170	$(75,148,019)	$9,557,239
Net assets	$54,525,149	$123,291,217	$54,525,149	$123,291,217

Net realized and unrealized gain on investment in Bitcoin for the three months ended September 30, 2022 was $1,673,140 which includes a realized gain of $195,373 on the transfer of Bitcoins to pay the Management Fee and other expenses and net change in unrealized appreciation on investment in Bitcoin of $1,477,767. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $18,895.01 per Bitcoin as of June 30, 2022 to $19,480.51 per Bitcoin as of September 30, 2022. Net increase in net assets resulting from operations was $1,474,257 for the three months ended September 30, 2022, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Management Fee of $73,637 and other expenses of $125,246. Net assets increased to $54,525,149 at September 30, 2022, a 3% increase for the period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation which was partially offset by the Trust’s expenses of $198,883 for the period.

Net realized and unrealized gain on investment in Bitcoin for the three months ended September 30, 2021 was $24,809,981, which includes a realized loss of $11,480 on the transfer of Bitcoins to pay the Management Fee and other expenses and net change in unrealized appreciation on investment in Bitcoin of $24,821,461. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $34,764.81 per Bitcoin as of June 30, 2021 to $43,529.16 per Bitcoin as of September 30, 2021. Net increase in net assets resulting from operations was $24,577,170 for the three months ended September 30, 2021, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Management Fee of $146,014 and other expenses of $86,797, net of waivers. Net assets increased to $123,291,217 at September 30, 2021, a 25% increase for the period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and the capital contribution of approximately 9.55 Bitcoin with a value of $384,982 to the Trust in connection with Units issuance during the period, which was partially offset by the Trust’s Net expenses of $232,811 for the period.

Net realized and unrealized loss on investment in Bitcoin for the nine months ended September 30, 2022 was $74,368,046, which includes a realized gain of $648,250 on the transfer of Bitcoins to pay the Management Fee and other expenses and net change in unrealized depreciation on investment in Bitcoin of $75,016,296. Net realized and unrealized loss on investment in Bitcoin for the period was driven by Bitcoin price depreciation from $45,867.86 per Bitcoin as of December 31, 2021, to $19,480.51 per Bitcoin as of September 30, 2022. Net decrease in net assets resulting from operations was $75,148,019 for the nine months ended September 30, 2022, which consisted of the net realized and unrealized loss on investment in Bitcoin, less the Management Fee of $326,553 and other expenses of $453,420. Net assets decreased to $54,525,149 at September 30, 2022, a 58% decrease for the period. The decrease in net assets resulted from the aforementioned Bitcoin price depreciation and the Trust’s expenses of $779,973 for the period.

Net realized and unrealized gain on investment in Bitcoin for the nine months ended September 30, 2021 was $10,194,503 which includes a realized loss of $72,220 on the transfer of Bitcoins to pay the Management Fee and other expenses and net change in unrealized appreciation on investment in Bitcoin of $10,266,723. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $29,026.66 per Bitcoin as of December 31, 2020, to $43,529.16 per Bitcoin as of September 30, 2021. Net increase in net assets resulting from operations was $9,557,239 for the nine months ended September 30, 2021, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Management Fee of $410,107 and other expenses of $227,157, net of waivers. Net assets increased to $123,291,217 at September 30, 2021, a 175% increase for the period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and the contribution of approximately 1,299.49 Bitcoin with a value of $68,827,296 to the Trust in connection with Units issuance during the period, which was partially offset by the Trust’s Net expenses of $637,264 for the period.

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

Selected Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Bitcoins:
Opening balance	2,816.07	2,829.85	2,828.93	1,548.46
Purchases	—	9.55	—	1,299.49
Management Fee, related party	(3.46)	(3.70)	(10.36)	(8.66)
Other Expenses	(6.92)	(0.88)	(12.88)	(4.47)
Closing balance	2,805.69	2,834.82	2,805.69	2,834.82
Accrued but unpaid Management Fee, related party	(1.13)	(1.14)	(1.13)	(1.14)
Accrued but unpaid Other Expenses	—	(1.30)	—	(1.30)
Net closing balance	2,804.56	2,832.38	2,804.56	2,832.38
Number of Units:
Opening balance	8,340,536	8,312,486	8,340,536	4,529,312	*
Issuance	—	28,050	—	3,811,224
Closing balance	8,340,536	8,340,536	8,340,536	8,340,536

*Units have been adjusted retroactively to reflect the 4:1 Unit split effective January 5, 2021.

	As of September 30,
	2022	2021
NAV per Unit	$6.54	$14.78
Bitcoin Market Price	$19,480.51	$43,529.16
Bitcoin Holdings per Unit	0.00034	0.00034

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

The following chart illustrates the movements in the NAV and the Bitcoin Market Price (referred to in the chart as “Market Price”) from the beginning of the Trust’s operations on January 3, 2019 to September 30, 2022.

The table below illustrates the movements in the Bitcoin Market Price since the beginning of the Trust’s operations on January 3, 2019. Since the beginning of the Trust’s operations to September 30, 2022 the Bitcoin Market Price has ranged from $3,358.67 to $67,371.70, with the straight average being $23,924.12. The Sponsor has not observed a material difference between the Bitcoin Market Price and average prices from the constituent Bitcoin exchanges individually or as a group.

Period	Average	High	Date	Low	Date	End of period
From January 3, 2019 to December 31, 2019	$7,379.15	$13,724.33	6/26/2019	$3,358.67	2/7/2019	$7,153.38
Year ended December 31, 2020	$11,131.27	$29,026.66	12/31/2020	$4,956.92	3/16/2020	$29,026.66
Year ended December 31, 2021	$47,524.08	$67,371.70	11/9/2021	$29,785.71	7/20/2021	$45,867.86
Nine months ended September 30, 2022	$31,595.35	$47,982.33	3/28/2022	$18,808.23	9/23/2022	$19,480.51
January 3, 2019 (the inception of the Trust’s operations) to September 30, 2022	$23,924.12	$67,371.70	11/9/2021	$3,358.67	2/7/2019	$19,480.51

Secondary Market Trading

The Trust’s Units have been quoted on OTC Markets since February 12, 2021, and on OTCQX since February 26, 2021 under the symbol “OBTC.” The price of the Units as quoted on OTCQX (and OTC Markets) has varied significantly from the NAV per Unit. From February 12, 2021 to September 30, 2022, the maximum premium of the closing price of the Units quoted on OTCQX (and OTC Markets) over the value of the Trust’s NAV per Unit was approximately 240% and the average daily discount since the Units were first traded on OTC Markets on February 12, 2021 was approximately 4%. As of September 30, 2022, the Trust’s Units were quoted on OTCQX at a discount of approximately 24% to the Trust’s NAV per Unit.

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

The following table sets out the range of high and low closing prices for the Units as reported by OTCQX (or OTC Markets) and the Trust’s NAV per Unit for the period from February 12, 2021 to September 30, 2022. The Trust’s Bitcoin Holdings per Unit for the period was 0.00034.

High		Low
OTC Markets	NAV per Unit	OTC Markets	NAV per Unit
2/16/2021	11/9/2021	9/27/2022	9/23/2022
$56.39	$22.86	$4.85	$6.31

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

As previously described in Part I, Item 4 of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021, Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and Part I, Item 4 of our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2022 and June 30, 2022, management made enhancements to remediate the previously reported material weakness in our internal controls and procedures. The ongoing remediation efforts include hiring additional qualified accounting and financial reporting personnel, providing greater access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding financial statements presentation.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were ineffective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Substantial sales or dispositions by a large Unitholder could negatively impact the price of our Units in the secondary market.

The market price of our Units could decline as a result of substantial sales or dispositions of our Units by large Unitholders. A large disposition of Units may cause a negative perception of our Units in the market and could result in other Unitholders deciding to sell and further disrupt the market price of our Units.

Unitholders are bound by the fee-shifting provision contained in the subscription agreement, which may discourage actions against us.

The subscription agreement also provides that if any legal action or any arbitration or other proceeding is brought for the enforcement of the subscription agreement or because of an alleged dispute, breach, default or misrepresentation in connection with any of the provisions in the subscription agreement, the successful or prevailing party or parties shall be entitled to recover reasonable attorneys’ fees and their costs incurred in that action nor proceedings, in addition to any other relief to which they may be entitled; provided, however, that the foregoing shall not apply to any claim, suit, action or proceeding brought to enforce any duty or liability created by the federal securities laws. In the event a Unitholder initiates or asserts a claim against us, including the Trust, our Sponsor and its officers, in accordance with the dispute resolution provisions contained in the subscription agreement and the Unitholder does not prevail, the Unitholder will be obligated to reimburse us for all reasonable costs and expenses incurred in connection with such claim, including, but not limited to, reasonable attorney’s fees and expenses and costs of appeal, if any. The subscription agreement does not define what constitutes a successful or prevailing party, though we intend to apply a broad interpretation to such provision to apply the fee shifting provision broadly. Whether a specific judgment satisfies the applicable criteria and the extent of recovery for applicable fees and expenses will be subject to judicial interpretation. The enforceability of fee shifting provisions have been challenged in legal proceedings, and it is possible that a court could find this type of provision to be inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings. The provision could discourage Unitholder lawsuits that might otherwise benefit the Trust or its Unitholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

101.INS	XBRL Instance Document, filed herewith. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document, filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

Date: November 9, 2022

*	The Registrant is a trust and the persons are signing in their capacities as officers or directors of Osprey Funds, LLC, the Sponsor of the Registrant.

