Form 10-K
period 2022-12-31
Osprey Bitcoin Trust
filed 2023-03-21
CIK 1767057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______to_____

Commission File Number 000-56307

Osprey Bitcoin Trust

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	37-6695894 I.R.S. Employer Identification No.)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☐

i

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2022 as reported by the OTC Markets, Inc. on that date: $42,119,707.

Number of shares of the registrant’s common stock outstanding as of January 5, 2023: 8,340,536.

DOCUMENTS INCORPORATED BY REFERENCE: None

ii

iii

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the safe harbor created by such sections. Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Annual Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Osprey Bitcoin Trust’s (the “Trust”) operations, the plans of Osprey Funds, LLC (the “Sponsor”) and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. You should specifically consider the numerous risks outlined under “Risk Factors.” Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including:

●	the legal challenges associated with conducting an ongoing redemption program and our plans to begin considering a limited periodic redemption program or an open-ended redemption program;

●	the economic conditions in the Bitcoin industry and market, including any prolonged substantial reduction in Bitcoin prices and the impact of the failure of several prominent crypto trading venues and lending platforms on the crypto economy;

●	general economic, market and business conditions;

●	the use of technology by us and our vendors, including the Custodian (as defined herein), in conducting our business, including disruptions in our computer systems and data centers and our transition to, and quality of, new technology platforms;

●	changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies;

●	the costs and effect of any litigation or regulatory investigations;

●	our ability to maintain a positive reputation; and

●	other world economic and political developments, such as the ongoing conflict in Ukraine.

Consequently, all the forward-looking statements made in this Annual Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Units. Should one or more of the risks discussed under “Item 1A. Risk Factors” in this Annual Report or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Moreover, neither the Trust, the Sponsor, nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements.

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

The Trust’s purpose is to hold Bitcoin, which are digital assets that are created and transmitted through the operations of the peer-to-peer Bitcoin Network, a decentralized network of computers that operates on cryptographic protocols. The Trust issues common units of fractional undivided beneficial interest (“Units”), which represent ownership in the Trust, on an ongoing basis, but only to an accredited investor (“Accredited Investor”) (as defined in Rule 501 under the Securities Act). The Units are quoted on OTC Markets Group Inc.’s OTCQX® Best Marketplace (“OTCQX”) under the ticker symbol “OBTC.”

Osprey Funds, LLC is the sponsor of the Trust, Delaware Trust Company is the trustee of the Trust (the “Trustee”), Continental Stock Transfer & Trust Company is the transfer agent of the Trust (in such capacity, the “Transfer Agent”), Theorem Fund Services is the administrator of the Trust (in such capacity, the “Administrator”), and Coinbase Custody Trust Company, LLC (the “Custodian” or “Coinbase Custody”) is the digital asset custodian of the Trust. Fidelity Digital Assets Services, LLC (“FDAS”) served as our digital asset custodian until April 10, 2022. On February 4, 2022, the Trust entered into a custodial services agreement (the “Custodial Services Agreement”) with Coinbase Custody. On March 11, 2022, the Trust delivered to FDAS a notice of termination of its custodial services agreement, dated May 18, 2020. On March 10, 2022, the Trust transferred its custodied digital assets from FDAS to Coinbase Custody. The notice of termination became effective on April 10, 2022.

The Trust is authorized under the Trust Agreement to create and issue an unlimited number of Units. The Trust issues Units only in connection with purchase orders for a minimum of $25,000.00 for initial investments and $10,000.00 for subsequent investments.

Due to the lack of an ongoing redemption program as well as price volatility, low trading volume and closings of Bitcoin exchanges due to fraud, failure, security breaches or otherwise, there can be no assurance that the market value of the Units will reflect the per Unit value of the Trust’s Bitcoin, less the Trust’s expenses and other liabilities (“NAV per Unit”), and the Units may trade at a substantial premium over, or a substantial discount to, the NAV per Unit. The Units are neither interests in nor obligations of the Sponsor or the Trustee. The Trust has from time to time halted creations of new Units, and most recently did so on November 1, 2021 when the Trust suspended the November 2020 Offering (as defined herein).

Although the redemption of Units is provided for in the Trust Agreement, Units may not be redeemed from the Trust currently. The current legal framework has made it difficult for the Trust to permit redemptions of our Units because we are unable to conduct concurrent offerings and redemptions of our Units. As of the date of this filing, the Trust has not accepted new purchases for over one year, and we have no present intention of reopening sales of Units. We are considering a redemption program for investors in the Trust. Any redemption program would likely involve limited periodic redemptions of Units, although we have not ruled out the possibility of an open-ended redemption program.

The Trust determines the current value of Bitcoin by reference to the market price of Bitcoin as listed on Coinbase Pro, a digital asset exchange for the buying and selling of cryptocurrency and the Trust’s principal digital asset market, as determined at 4:00 p.m., New York time on each day the New York Stock Exchange is open for trading (each, a “Business Day”) (the “Bitcoin Market Price”). The Bitcoin Market Price is available at https://pro.coinbase.com/trade/BTC-USD.

The Trust uses the Bitcoin Market Price to calculate its “Bitcoin Holdings,” which is the aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars, other fiat currency and Additional Currency (as that term is defined herein)), less the U.S. dollar value of the Trust’s expenses and other liabilities calculated in the manner set forth below under the section “Valuation of Bitcoin and Determination of the Trust’s Bitcoin Holdings.” The per Unit value of the Trust’s Bitcoin Holdings (the “Bitcoin Holdings per Unit”) is calculated by dividing Bitcoin Holdings by the number of Units currently outstanding.

Bitcoin pricing information is available on a 24-hour basis from various financial information service providers or Bitcoin Network information sites such as Tradeblock.com or Bitcoincharts.com. The spot price and bid/ask spreads may also be available directly from various Bitcoin exchanges. Market prices for the Units will be available from a variety of sources, including brokerage firms, information websites and other information service providers. In addition, on each Business Day the Trust’s website will provide pricing information for the Units based on the Bitcoin Market Price.

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

The Sponsor maintains an Internet website at www.ospreyfunds.io, through which the registrant annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge after they have been filed or furnished to the SEC. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

The Trust’s assets consist solely of Bitcoins, Additional Currency (as defined below), proceeds from the sale of Bitcoins and Additional Currency pending use of such cash for payment of Extraordinary Expenses or distribution to the Unitholders and any rights of the Trust pursuant to any agreements, other than the Trust Agreement, to which the Trust is a party. Each Unit represents a proportional interest, based on the total number of Units outstanding, in each of the Trust’s assets as determined in the case of Bitcoin by reference to the Bitcoin Market Price, less the Trust’s expenses and other liabilities (which include accrued but unpaid fees and expenses). The Sponsor expects that the market price of the Units will fluctuate over time in response to the market price of Bitcoins. In addition, because the Units reflect the estimated accrued but unpaid expenses of the Trust, the number of Bitcoins represented by a Unit will gradually decrease over time as the Trust’s Bitcoins are used to pay the Trust’s expenses. The Trust does not expect to take any Additional Currency it may hold into account for purposes of determining the Trust’s Bitcoin Holdings or the Bitcoin Holdings per Unit.

The Trust’s Bitcoins are carried, for financial statement purposes, at fair value, as required by the U.S. generally accepted accounting principles (“GAAP”). The Trust values its Bitcoin Holdings at the Bitcoin Market Price as of 4:00 p.m., New York time on each Business Day. The net asset value of the Trust determined on a GAAP basis is referred to in this Annual Report as “NAV.” The Trust uses Coinbase Pro as its principal market. The Trust selected Coinbase Pro, among other Bitcoin markets, because it provides the greatest liquidity, with approximately 75% of daily trading volume in the U.S. as of January 6, 2023. More information about the valuation of the Trust’s NAV and the use of the Bitcoin Market Price is located herein under “Valuation of Bitcoin and Determination of NAV.”

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

Activities of the Trust

The activities of the Trust are limited to (i) issuing Units in exchange for cash or Bitcoin transferred to the Trust as consideration in connection with the issuance of the Units, (ii) transferring or selling Bitcoin [(including any Additional Currency obtained as a result of forks in the Bitcoin Network or airdrops)] as necessary to pay the 0.49% Management Fee (as defined herein), as well as any Excluded Expenses and any Extraordinary Expenses (as each is defined in the Trust Agreement, the “Aggregate Trust Expenses”), (iii) transferring Bitcoin in exchange for Units surrendered for redemption (at such time as redemptions from the Trust are permitted by the SEC and subject to the approval of the Sponsor), (iv) causing the Sponsor to sell Bitcoin upon the termination of the Trust, (v) making distributions of Bitcoin (including any Additional Currency) or cash from the sale thereof and (vi) engaging in all administrative and security procedures necessary to accomplish such activities in accordance with the provisions of the Trust Agreement and the Custodial Services Agreement.

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

Additional Currency

From time to time, the Trust may come into possession of rights incident to its ownership of Bitcoins, which permit the Trust to acquire, or otherwise establish dominion and control over, other virtual currencies. These rights are generally expected to arise in connection with forks in the Bitcoin Network, airdrops offered to holders of Bitcoins and other similar events and arise without any action of the Trust or of the Sponsor or Trustee on behalf of the Trust. We refer to these rights as “Incidental Rights” and any such virtual currency acquired through Incidental Rights as “Additional Currency.” The Trust does not expect to take any Additional Currency it may hold into account for purposes of determining the Trust’s Bitcoin Holdings or the Bitcoin Holdings per Unit.

Section 3.6 of the Amendment to Trust Agreement, dated April 15, 2022, provides that if the Trust comes to own any airdropped cryptocurrency (other than Bitcoin), the Sponsor shall distribute such airdropped cryptocurrency within forty-five days of receipt of such assets (or such longer time as the Sponsor reasonably requires to effect such distribution) on a pro rata basis to Unitholders. If the Trust comes to own any forked versions of Bitcoin, the Sponsor shall distribute such forked version or versions of Bitcoin, the Sponsor shall distribute such forked version or versions within forty-five days of receipt (or such longer time as the Sponsor reasonably requires to effect such distribution) on a pro rata basis to Unitholders if and to the extent that the Sponsor determines in its reasonable discretion that such a distribution is necessary to preserve the federal tax treatment of the Trust set forth in Section 1.6 of the Trust Agreement, and may distribute such forked version or versions within forty-five days of receipt (or such longer time as the Sponsor reasonably requires to effect such distribution) on a pro rata basis to Unitholders if and to the extent the Sponsor determines it is in the best interests of the Unitholders.

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

Although the Sponsor can provide no assurance as to the frequency or magnitude of any Extraordinary Expenses, the Sponsor expects that they may occur infrequently, if at all. The Trust has not incurred or paid any Extraordinary Expenses to date. If the Trust incurs any Extraordinary Expenses, the Sponsor or its delegate (i) would instruct the Custodian to withdraw from the digital asset account (the “Custodial Account”), on a monthly basis as needed, Bitcoins, Additional Currency in such quantity as necessary to permit payment of such Extraordinary Expenses, and (ii) may either (x) cause the Trust (or its delegate) to convert such Bitcoins or Additional Currency into U.S. dollars or other fiat currencies at the exchange rate at the time of conversion or (y) cause the Trust (or its delegate) to deliver such Bitcoins or Additional Currency in kind in satisfaction of such Extraordinary Expenses.

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

Secondary Market Trading

While the Trust’s investment objective is for the Units to reflect performance of Bitcoin measured by reference to the Index, less the Aggregate Trust Expenses and other liabilities, the Units may trade in the secondary market on the OTCQX (or on another secondary market in the future) at prices that are lower or higher than the NAV per Unit. The Units may trade at a substantial premium over, or substantial discount to, the NAV per Unit due to such factors as Trust fees and expenses, the quantity of Units available for trading, the relative liquidity of the Units, and differences in the markets trading Bitcoin and Units (e.g., hours of operation, marketplace rules, clearance and settlement, and market participants).

Service Providers of the Trust

The Sponsor

The Trust’s Sponsor is Osprey Funds, LLC, a Delaware limited liability company formed on October 31, 2018. The Sponsor’s principal place of business is 1241 Post Road, 2nd Floor, Fairfield, Connecticut 06824 and its telephone number is (914) 214-4697. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, Gregory D. King is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

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

Under the Index Provider Agreement, the Sponsor may use the Index, including without limitation, for use in internal fund administration such as portfolio valuation and accounting and for display on Sponsor’s websites, social media, or mobile applications, as well as inclusion in publications, reports, advertisements and other informational materials. The Trust currently uses the Index solely as the basis for determining the Trust’s investment objective. It does not currently rely on the Index for determining NAV or otherwise valuing Trust assets.

The Sponsor is required to indemnify the Index Provider, including its officers, directors, employees, agents, contractors, representatives and affiliates against any claims made or brought against the Index Provider arising from Sponsor’s breach, or alleged breach, of the Index Provider Agreement.

The Index Provider Agreement is governed by the laws of the Commonwealth of Massachusetts.

The Trustee

Delaware Trust Company serves as our trustee under the Trust Agreement. The Trustee has its principal office at 251 Little Falls Drive, Wilmington, Delaware 19808. The Trustee is unaffiliated with the Sponsor. A copy of the Trust Agreement is available for inspection at the Sponsor’s principal office identified above.

The Trustee is appointed to serve as the trustee of the Trust in the State of Delaware for the sole purpose of satisfying the requirement of Section 3807(a) of the DSTA that the Trust have at least one trustee with a principal place of business in the State of Delaware. The duties of the Trustee will be limited to (i) accepting legal process served on the Trust in the State of Delaware and (ii) the execution of any certificates required to be filed with the Delaware Secretary of State which the Trustee is required to execute under the DSTA. To the extent that, at law or in equity, the Trustee has duties (including fiduciary duties) and liabilities relating thereto to the Trust or the Unitholders, such duties and liabilities will be replaced by the duties and liabilities of the Trustee expressly set forth in the Trust Agreement. The Trustee will have no obligation to supervise, nor will it be liable for, the acts or omissions of the Sponsor, Transfer Agent, Custodian or any other person.

Neither the Trustee, either in its capacity as trustee or in its individual capacity, nor any director, officer or controlling person of the Trustee is, or has any liability as, the issuer, director, officer or controlling person of the issuer of Units. The Trustee’s liability in connection with the issuance and sale of Units is limited solely to the express obligations of the Trustee as set forth in the Trust Agreement.

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

For a complete discussion of the Trust Agreement, please refer to Amendment No. 5 to Form 10 registration statement, which is incorporated by reference herein.

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

The Custodian

Coinbase Custody serves as our qualified digital asset custodian for purposes of Section 206(4)-2(d)(6) under the Advisers Act. On February 4, 2022, the Trust entered into the Custodial Services Agreement with the Custodian. Prior to March 10, 2022, FDAS served as our digital asset custodian until April 10, 2022. On March 10, 2022, the Trust transferred its custodied digital assets from FDAS to Coinbase Custody.

Coinbase Custody and Coinbase Pro are wholly-owned subsidiaries of Coinbase Global, Inc. (“Coinbase Global”). Coinbase Global and its subsidiaries provide end-to-end financial infrastructure and technology for the crypto-economy. Coinbase Custody is an independently capitalized New York State limited purpose trust company that was chartered in October 2018. Coinbase Custody is a fiduciary under § 100 of the New York Banking Law and is add qualified custodian for purposes of Section 206(4)-2(d)(6) of the Advisers Act. As a New York State limited purpose trust company, Coinbase Custody is subject regulation, examination and supervision by the New York State Department of Financial Services (“NYDFS”). NYDFS’s regulations impose various compliance requirements, including operational limitations related to the nature of crypto assets held under custody, capital requirements, BSA and anti-money laundering program requirements, affiliate transaction limitations, and notice and reporting requirements. Coinbase Custody offers its clients access to secure, institutional-grade offline digital asset storage. As of December 31, 2022, Coinbase Global held approximately $86 billion in fiat and digital assets on its platform, the majority of which were comprised of Bitcoin, Ethereum and other crypto assets. According to publicly available information, Bitcoin represented 43%, 40% and 70% of the assets held or managed in digital wallets on Coinbase’s Global platform, including its custody services, for the years ended December 31, 2022, 2021 and 2020, respectively. The cold storage technology that Coinbase Custody uses to custody digital assets, such as Bitcoin, shares the same framework of the technology that Coinbase Global, and its predecessor, Coinbase, Inc., have used since 2012, which is continuously improved to meet cyber and physical security best practices.

Coinbase Custody is authorized to serve as the Trust’s custodian under the Trust Agreement and pursuant to the terms and provisions of the Custodial Services Agreement. The Trust’s digital assets are held in segregated cold storage accounts with the Custodian, and as a result, the digital assets are segregated from both (i) the proprietary property of Coinbase Custody and its affiliates, and (ii) the assets of any other Coinbase Custody client.

Information provided about Coinbase Custody and its parent company is primarily derived from Coinbase Global’s publicly available information, including filings it makes with the SEC. Although the Trust believes this information is reliable, the Trust has not independently verified the accuracy of this information.

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

Description of Bitcoin Transfers

Prior to engaging in Bitcoin transactions directly on the Bitcoin Network, a user generally must first install on its computer or mobile device a Bitcoin Network software program that will allow the user to generate a private and public key pair associated with a Bitcoin address commonly referred to as a “digital wallet.” The Bitcoin Network software program and the Bitcoin address also enable the user to connect to the Bitcoin Network and transfer Bitcoin to, and receive Bitcoin from, other users.

Each Bitcoin Network address, or digital wallet, is associated with a unique “public key” and “private key” pair. To receive Bitcoin, the Bitcoin recipient must provide its public key to the party initiating the transfer. This activity is analogous to a recipient for a transaction in U.S. dollars providing a routing address in wire instructions to the payor so that cash may be wired to the recipient’s account. The payor approves the transfer to the address provided by the recipient by “signing” a transaction that consists of the recipient’s public key with the private key of the address from where the payor is transferring the Bitcoin. The recipient, however, does not make public or provide to the sender its related private key.

Neither the recipient nor the sender reveal their private keys in a transaction, because the private key authorizes transfer of the funds in that address to other users. Therefore, if a user loses his private key, the user may permanently lose access to the Bitcoin contained in the associated address. Likewise, Bitcoins are irretrievably lost if the private key associated with them is deleted and no backup has been made. When sending Bitcoin, a user’s Bitcoin Network software program must validate the transaction with the associated private key. The resulting digitally validated transaction is sent by the user’s Bitcoin Network software program to the Bitcoin Network to allow transaction confirmation.

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

Summary of a Bitcoin Transaction

In an on-chain transaction, the following circumstances must initially be in place: (i) the party seeking to send Bitcoin must have a Bitcoin Network public key, and the Bitcoin Network must recognize that public key as having sufficient Bitcoin for the transaction; (ii) the receiving party must have a Bitcoin Network public key; and (iii) the spending party must have internet access with which to send its spending transaction.

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

Limits on Bitcoin Supply

The supply of new Bitcoin is mathematically controlled so that the number of Bitcoin grows at a limited rate pursuant to a pre-set schedule. The number of Bitcoin awarded for solving a new block is automatically halved after every 210,000 blocks are added to the blockchain. The initial block reward when the Bitcoin Network was introduced in 2009 was 50 Bitcoin per block. That number has and will continue to halve approximately every four years until approximately the year 2140, when it is estimated that block rewards will go to zero. The most recent halving occurred on May 11, 2020, which reduced the block reward from 12.5 to 6.25 Bitcoin. This deliberately controlled rate of Bitcoin creation means that the number of Bitcoin in existence will increase at a controlled rate until the number of

Bitcoin in existence reaches the pre-determined 21 million Bitcoin. As of the date of this Annual Report, approximately 19.3 million Bitcoins are outstanding and the date when the 21 million Bitcoin limitation will be reached is estimated to be the year 2140.

Modifications to the Bitcoin Protocol

Because the Bitcoin Network has no central authority, the implementation of a change in Bitcoin Network is achieved by users and miners downloading and running updated versions of the Bitcoin Network software. The Bitcoin Network protocol is built using open source software, allowing for any developer to review the underlying code and suggest changes. There is no official company or group that is responsible for making modifications to the Bitcoin Network, however, there are a number of individual developers that regularly contribute to a specific distribution of Bitcoin Network software dubbed “Bitcoin Core.” Significant changes to the Bitcoin Network protocol are typically accomplished through a so-called Bitcoin Improvement Proposal or BIP. Such proposals are generally posted on websites, and the proposals explain technical requirements for the protocol changes as well as reasons why the change should be accepted. If a significant proportion of Bitcoin Network users and miners decide to adopt a change to the Bitcoin Network that is not compatible with previous software, then this software will recognize and process transactions differently on a going-forward basis. If another significant proportion of Bitcoin Network users and miners decide not to adopt such change, then these two Bitcoin Network groups would not process transactions in the same way on a going-forward basis. In this scenario, the blocks recognized as valid by one group of users will be different from the blocks recognized as valid by the other group of users, which will cause transaction records to diverge, or “fork,” on a going-forward basis. If this were to occur, two separate Bitcoin Networks could result, one running the pre-modification software program and the other running the modified version (i.e., a second “Bitcoin” network). In the event of a permanent fork with two separate and incompatible Bitcoin Networks, the price movements of different versions of Bitcoin on different Bitcoin Networks may deviate. In such a case, the Sponsor will evaluate the characteristics of each Bitcoin Network to determine in its sole discretion which Bitcoin Network will provide exposure that best comports with the Trust’s investment objective. On August 1, 2017, the Bitcoin Network was forked by a group of developers and miners accepting changes to the Bitcoin Network software intended to increase transaction capacity. On October 25, 2017, the Bitcoin Network was forked by a group of developers accepting changes to the Bitcoin Network software intended to reduce the use of specialized hardware in the Bitcoin mining process. Blocks mined on these networks now diverge from blocks mined on the Bitcoin Network, which has resulted in the creation of new blockchains whose digital assets are referred to as “Bitcoin Cash” and “Bitcoin Gold,” respectively. The Bitcoin Network, the Bitcoin Cash network and the Bitcoin Gold network now operate as separate, independent networks. In mid-November of 2017, an additional protocol change labeled “Segwit2x,” which had substantial support from large numbers of Bitcoin users, was cancelled by its proponents shortly before it was due to be implemented. Multiple proposals for increasing the capacity of the Bitcoin Network still exist, and it is possible that one or more of these proposals could result in further network forks, which may become increasingly frequent.

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

Bitcoin Exchange Public Market Data

On each online Bitcoin exchange, Bitcoin is traded with publicly disclosed valuations for each executed trade, measured by one or more fiat currencies such as the U.S. dollar or the Euro. Over-the-counter dealers or market makers do not typically disclose their trade data.

Currently, there are several Bitcoin exchanges operating worldwide and online Bitcoin exchanges represent a substantial percentage of Bitcoin buying and selling activity and provide the most data with respect to prevailing valuations of Bitcoins. These exchanges include established exchanges such as BitStamp, Coinbase Pro and itBit, which provide a number of options for buying and selling Bitcoins. The below table reflects the trading volume (in Bitcoin) and market share of the BTC-U.S. dollar trading pair of each of the Bitcoin exchanges included in the Index as of January 8, 2023, using data reported by the Index Provider as of January 8, 2023 (Source: Coin Metrics Bletchley Indexes (CMBI) and CM Market Data Feed):

Major Worldwide Bitcoin Exchanges included in the Index as of January 8, 2023	Volume (U.S. Dollars)	Market Share
Binance.us	$51,467,858	17.63%
BitStamp USA, Inc.	18,076,459	6.19%
Bittrex, Inc.	2,919,505	1.00%
Coinbase Global, Inc.	177,083,900	60.65%
Gemini Trust Company, LLC	4,171,275	1.43%
itBit	2,328,710	0.80%
Kraken	35,906,771	12.30%
Total BTC-U.S. dollar trading pair	$291,954,478	100.00%

The domicile, regulation and legal compliance of the Bitcoin exchanges included in the Index varies. The Trust is not in a position to determine the extent to which the Bitcoin exchanges included in the Index are in compliance with the regulatory requirements, as those exchanges are not affiliated with or managed by the Trust or the Sponsor. Information regarding each Bitcoin exchange may be found, where available, on the websites for such Bitcoin exchanges, among other places. BAM Trading Services Inc., d/b/a, “Binance U.S.,” based in San Francisco, California, is registered as a money services business with the Financial Crimes Enforcement Network (“FinCEN”) and has obtained licenses to engage in money transmission, or the state equivalent, in the majority of U.S. states (see https://www.binance.us/en/home). BitStamp USA, Inc. (“BitStamp”) based in New York, New York, is a wholly-owned subsidiary of BitStamp Ltd., a Luxembourg-based exchange. BitStamp is registered as a money services business with FinCEN and, has obtained licenses to engage in money transmission, or the state equivalent, in applicable U.S. states (see https://www.bitstamp.net/). Bittrex, Inc. (“Bittrex”) based in Seattle, Washington, is registered as a money services business with FinCEN and has obtained licenses to engage in money transmission, or the state equivalent, in applicable U.S. states (see https://bittrex.com/). Coinbase Global is a U.S.-based exchange headquartered in Wilmington, Delaware, and is registered as a money services business with FinCEN and has obtained licenses to engage in money transmission, or the state equivalent, in the majority of U.S. states (see https://www.coinbase.com/). Gemini Trust Company, LLC is a New York limited purpose trust charter regulated by the NYDFS (see https://www.gemini.com/). itBit is a digital asset exchange and wholly-owned subsidiary of Paxos Trust Company, LLC, a New York limited purpose trust company regulated by the NYDFS (see https://www.paxos.com/). Payward, Inc., d/b/a “Kraken,” is a San Francisco, California-based exchange that is registered as a money services business with FinCEN and has obtained licenses to engage in money transmission, or the state equivalent, in the majority of U.S. states.

Under the Bank Secrecy Act, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA PATRIOT”) Act, Bitcoin exchanges that are registered as money services businesses with the FinCEN, a bureau of the U.S. Department of the Treasury that is responsible for anti-money laundering and counter-terrorism financing (“AML”) regulation and administration, are required to adopt and implement an AML program that is reasonably designed to prevent the money services business from being used to facilitate money laundering and the financing of terrorist activities. The AML program must be commensurate with the risks posed by the location and size of, and the nature in volume of, the financial services provided by the money services business. The AML program, which must be in writing, at a minimum must incorporate policies and procedures and internal controls reasonably designed to ensure compliance with applicable AML regulations. These policies and procedures must, among other things, include requirements for (i) verifying customer identification, (ii) filing reports, (iii) creating and retaining records and (iv) responding to law enforcement requests. In addition, the AML program must designate a compliance official to ensure day-to-day compliance with the program and FinCEN regulations. Further, the AML program must provide for education and/or training of appropriate personnel concerning their responsibilities under the AML program, including training in the detection of suspicious transactions to the extent that these transactions are required to be reported. The AML program must also provide for independent review to monitor and maintain an adequate risk-based program. Money services businesses must also file specified reports with FinCEN, including currency transaction reports and suspicious activity transaction reports. In addition, state agencies that license and regulate money transmitter businesses may have their own separate AML compliance requirements.

The Index Provider relies on its Market Selection Framework (https://coinmetrics.io/reference-rates-market-selection-framework/) to select constituent markets for the Index. The Market Selection Framework consists of 36 features which represent individual measurable properties that provide an indication of the suitability for a market to serve as an input data source, which are combined to form a market rating. The Index Provider’s Oversight Committee evaluates a number of qualitative and quantitative features, including features related to the exchange’s technology, legal and compliance, business model, data availability, price, and volume. For each asset, the Committee selects the highest quality markets using a selection algorithm. Detailed information about all of the 36 features is contained in the full text of the Market Selection Framework.

Since the Index Provider began calculating the index, the Index Provider has made one change to the constituent markets for the CMBI Bitcoin Index. On July 31, 2020, BitFlyer’s BTC-USD market was removed and Binance’s BTC-USD market was added. The decision was made based on the results of the Index Provider’s Market Selection Framework, volume analysis and empirical testing of data. According to the Index Provider, in determining to replace BitFlyer’s BTC-USD with Binance’s BTC-USD, the Index Provider ran the output from its Market Selection Framework, which scored all eligible markets in its coverage universe according to a total of 36 qualitative and quantitative features. The Index Committee of the Index Provider evaluated the output. Binance’s USD=BTC scored a market score of 27.99 as compared with BitFlyer’s BTC-USD, which scored a market score of 24.07. The Index Committee also reviewed the relative BTC-USD volumes on each of BitFlyer and Binance (along with the other market in its coverage universe) from March 1, 2021 through July 31, 2021. Binance’s BTC-USD volumes were consistently higher during that time period. Based on these results, the Index Committee determined to replace BitFlyer’s BTC-USD with Binance’s BTC-USD in the Index. The resulting changes were deemed to improve the robustness, accuracy and quality of the market data that supports the determination of index levels. The Index Provider backfilled historical values for the CMBI Bitcoin Index back to July 2011.

The Trust’s principal market, and the most liquid Bitcoin exchange is Coinbase Pro. Coinbase Pro, a wholly-owned subsidiary of Coinbase Global, Inc. (“Coinbase Global”), is Coinbase Global’s market for active, professional traders. Started in 2012 (and known until 2016 as Coinbase Exchange and from 2016-2018 as Coinbase Digital Asset Exchange), Coinbase Pro is the most liquid U.S. market for Bitcoin, with approximately 46% of daily trading volume as of September 8, 2021.

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

From time to time, there may be intra-day price fluctuations across Bitcoin exchanges. However, they are generally relatively immaterial. For example, the variance of prices on Bitcoin exchanges with the highest transaction volumes on average is less than 2%. These variances usually stem from small changes in the fee structures on different Bitcoin exchanges or differences in administrative procedures required to deposit and withdraw fiat currency in exchange for Bitcoins and vice versa. The greatest variances are found at (i) smaller exchanges with relatively low transaction volumes where even small trades can be large relative to an exchange’s transaction volume and as a result impact the trading price on those exchanges and (ii) exchanges that are inaccessible to the Trust because they do not meet the Trust’s regulatory requirements, and as a result are accessed and used by a captured market or by parties that do not have regulatory or compliance requirements. Historically, the Trust has not needed to make any changes in the determination of its principal market due to variances in pricing, although it changed its principal market to Coinbase Pro on May 18, 2021 to facilitate its compliance with GAAP. The Trust selected Coinbase Pro, among other Bitcoin markets, because it provides the greatest liquidity, with approximately 50% of daily trading volume as of February 27, 2023.

The Index

The Index is a U.S. dollar-denominated composite reference rate for the price of Bitcoin. The Index is designed to (1) mitigate instances of fraud, manipulation and other anomalous trading activity, (2) provide a real-time, trade-weighted fair value of Bitcoin and (3) appropriately handle and adjust for non-market related events.

The Index was launched on January 1, 2020, with a first value date and base date of July 18, 2010. The constituent market closing prices are not materially different from the Index prices.

Constituent Exchange Selection

The method by which the Index Provider selects constituent markets for its indexes is contained in Section 3.1 Constituent Market Eligibility Criteria in the Index Provider’s CMBI Single Asset Series Methodology, available at https://cmbi-indexes.coinmetrics.io/cmbibtc. The constituent markets for CMBI indexes are derived from the constituent markets for the CM Reference Rates, available at https://coinmetrics.io/wp-content/uploads/2021/05/reference-rates-methodology.pdf, which in turn evaluates markets traded on digital asset exchanges as potential input data sources using CMBI’s Market Selection Framework. The framework consists of a fully systematized process for evaluating markets. In this framework, a market refers to a specific traded asset pair on a specific exchange. Although the Trust believes that the information provided by the Index Provider is reliable, the Trust has not independently verified the accuracy of this information.

The Market Selection Framework consists of 36 features which represent individual measurable properties that provide an indication of the suitability for a market to serve as an input data source, which are combined to form a market rating. The Market Selection Framework evaluates markets based on the following criteria:

●	Technology: An assessment of whether the technology infrastructure of the market’s exchange provides sufficient availability and reliability for input data collection. Evaluates whether the exchange offers a REST API, Websocket feed, or FIX API suitable for data collection. Evaluates the performance of the API in terms of reliability and latency.

●	Legal and Compliance: An assessment of whether the market’s exchange complies with laws and regulations. Evaluates the exchange’s legal risk exposure, and whether it adheres to regulatory best practices. Evaluates whether the exchange has publicly disclosed trading policies, uses market surveillance technology, and complies with national regulatory organizations, and enforces KYC and AML requirements. Evaluates whether the exchange has functioning fiat and cryptocurrency withdrawals processed within a normal timeframe. Evaluates whether a data sharing license can be executed with the exchange.

●	Business Model: An assessment of the market’s exchange with respect to its business model, including its fee structure and asset listing standards.

●	Data Availability: An assessment of the available data the market’s exchange offers for the given asset, including the number of markets where the given asset is the base currency, whether the markets are quoted in fiat currencies or other cryptocurrencies, and the type of markets offered.

●	Price: An assessment of the quality of the market’s price data, including testing for the occurrence of price outliers and impactful price deviations from other markets, and implementing tests that determine whether the market functions as an active market in the underlying asset and are anchored by observable transactions entered into at arm’s length between buyers and sellers.

●	Volume: An assessment of the quality of the market’s volume data, including testing for manipulated volume figures, and implementing tests that determine whether the market functions as an active market in the underlying asset and are anchored by observable transactions entered into at arm’s length between buyers and sellers. The size of the exchange’s markets is also considered.

●	Order Book: An assessment of the quality of the market’s order book data, including tests for manipulated orders, and implementing tests that determine whether the market functions as an active market in the underlying asset and are anchored by observable transactions entered into at arm’s length between buyers and sellers. The liquidity of the market is also considered.

For each asset, the Index Provider selects the highest quality markets using a rating algorithm and a selection algorithm. Detailed information is contained in the full text of the Market Selection Framework, available at https://coinmetrics.io/wp-content/uploads/2021/04/reference-rates-market-selection-framework.pdf.

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

Determination of the Index Price

Index levels and returns are determined using transacted crypto asset prices from the Index Provider’s vetted markets as determined by the Market Selection Framework. No quote data, derivative data or estimations are used as an estimation of constituent price levels. Real-time index pricing is not streaming but conducted at fixed intervals (e.g., every 15 seconds) as defined in the Index’s methodology. An Intraday index level means the level of an index observed by a calculation agent at any time during the regular trading session hours of the relevant exchange, without regard to after hours or any other trading outside of the regular trading session hours. Intraday Index level and return calculations leverage the real-time reference rates. Real-time reference rates are a collection of reference rates quoted in U.S. dollars published once per second, every day of the year for a set of cryptocurrencies and fiat currencies. As such, the real-time reference rates represent the reference rate of one unit of the asset quoted in U.S. dollars. The collection of reference rates is derived from the most recent trade data available from markets traded on cryptocurrency exchanges that are approved to serve as pricing sources (“whitelisted markets”) by the Coin Metrics Oversight Committee (“Index Provider Oversight Committee”) and by applying an exchange volume-weighted median as calculated within the CoinMetrics Real-Time Reference Rate Methodology, version 0.10, last revised May 27, 2021 (the “Reference Rate Methodology”).

The Reference Rate Methodology and Coin Metrics Market Selection Framework, version 1.0.2, last revised April 25, 2021 (the

“Market Selection Framework”) lays out the criteria for the whitelisted market selection framework. The Index Provider Oversight Committee is responsible for evaluating new markets for inclusion as a selected whitelisted markets and reassessing current whitelisted markets on a quarterly basis and during interim periods if market conditions warrant. The evaluation of whitelisted markets is based on the following criteria:

●	Technology: An assessment of whether the technology infrastructure of the market’s exchange provides sufficient availability and reliability for input data collection.

●	Legal and Compliance: An assessment of whether the market’s exchange complies with laws and regulations. Evaluates the exchange’s legal risk exposure, and whether it adheres to regulatory best practices. Evaluates whether the exchange has publicly disclosed trading policies, uses market surveillance technology, and complies with national regulatory organizations, and enforces KYC and AML requirements. Evaluates whether the exchange has functioning fiat and cryptocurrency withdrawals processed within a normal timeframe. Evaluates whether a data sharing license can be executed with the exchange.

●	Business Model: An assessment of the market’s exchange with respect to its business model, including its fee structure and asset listing standards.

●	Data Availability: An assessment of the available data the market’s exchange offers for the given asset, including the number of markets where the given asset is based on currency, whether the markets are quoted in fiat currencies or other cryptocurrencies, and the type of markets offered.

●	Price: An assessment of the quality of the market’s price data, including testing for the occurrence of price outliers and impactful price deviations from other markets, and implementing tests that determine whether the market functions as an active market in the underlying asset and are anchored by observable transactions entered into at arm’s length between buyers and sellers.

●	Volume: An assessment of the quality of the market’s volume data, including testing for manipulated volume figures, and implementing tests that determine whether the market functions as an active market in the underlying asset and are anchored by observable transactions entered into at arm’s length between buyers and sellers. The size of the exchange’s markets are also considered.

●	Order Book: An assessment of the quality of the market’s order book data, including tests for manipulated orders, and implementing tests that determine whether the market functions as an active market in the underlying asset and are anchored by observable transactions entered into at arm’s length between buyers and sellers. The liquidity of the market is also considered.

The following is a description of the calculation algorithm of the CM Reference Rates, showing how price data from each separate market is combined:

1.	Calculate the volume denominated in units of the given asset from observable transactions that occurred over the trailing 60 minutes for each of the constituent markets. Calculate the volume weight for each of the constituent markets by dividing the volume figure for each of the constituent markets by the total volume across all constituent markets. The resulting figure is referred to as the volume weight.

2.	Convert the trade price of all observable transactions over the trailing 60 minutes for each of the constituent markets to U.S. dollars, if necessary, using the Reference Rate calculated for Bitcoin (BTC). Calculate the inverse variance of the trade price converted to U.S. dollars for each of the constituent markets using the population mean in the calculation of variance, where the population mean is defined as the mean price of all trades from constituent markets over the trailing 60 minutes. If a constituent market has an infinite or undefined inverse price variance, the inverse price variance for that constituent market is set to zero. Calculate the inverse price variance weight for each of the constituent markets by dividing the inverse price variance by the total inverse price variance across all constituent markets. The resulting figure is referred to as the inverse price variance weight.

3.	Calculate the final weight for each of the constituent markets by taking a mean of the volume weight and the inverse price variance weight.

4.	Extract the most recent observable transaction from each of the constituent markets. Convert the trade price of the most recent observable transactions to U.S. dollars, if necessary, using the Reference Rate calculated for Bitcoin (BTC).

5.	Calculate the weighted median price of the most recent observable transactions using the price calculated in step 4 and the final weight calculated in step 3. The weighted median price is calculated by ordering the transactions from lowest to highest price, and identifying the price associated with the trades at the 50th percentile of final weight. The resulting figure is the Reference Rate for the given asset.
15

Adjustments to the pricing data are made (1) if observable transactions from a constituent market are unable to be collected due to technical problems specific to the constituent market’s exchange during the calculation of a Reference rate, the observable transactions from the constituent market are not included in the calculation of the specific instance of the given Refence Rate and (2) if no observable transactions from constituent markets exist during the trailing 60 minutes, the value of the Reference Rate will be determined to equal the value calculated during the previous second. If potential errors or anomalies in the data are detected, the exercise of expert judgment will be applied by Coin Metrics to determine if the potentially erroneous data is included in the calculation of the Reference Rate. If errors are discovered in the calculation process subsequent to the publication of the Reference Rate, a recalculated reference rate may be published.

Official Index levels are produced daily at 4:00 pm, New York time. End-of-day Index level and return calculations leverage the hourly reference rates, which are derived by applying a volume-weighted median price to trade data that has been collected over a 61-minute interval.

Determination of Index levels is dependent on the availability of data from CM Reference Rates. To the extent that there are not enough markets to inform a CM Reference Rate, the Index Provider will act as follows:

●	In the case of a market’s closure, temporary suspension of trading or an outage, the Index Provider will reference the latest available hourly reference rate.

●	In the case of on-chain events, such as a fork, that result in a market’s trading suspension, the Index Provider will reference the latest available hourly reference rate.

All decisions relating to unavailability of data for the determination of the Index level will be made by the Coin Metrics Index Committee who may exercise expert judgment in exceptional circumstances or in the event of prolonged data unavailability. The Trust is not affiliated with, sponsored, promoted, sold or supported in any other manner with Coin Metrics, Inc., the Index Provider.

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

Service Sector

This sector includes companies that provide a variety of services including the buying, selling, payment processing and storing of Bitcoin. Bittrex, BitStamp, Coinbase Pro, Kraken and itBit are some of the largest Bitcoin exchanges by volume traded. Coinbase Custody serves as the Trust’s custodian providing hot and cold digital wallet storage for the Trust’s Bitcoin. As the Bitcoin Network continues to grow in acceptance, it is anticipated that service providers will expand the currently available range of services and that additional parties will enter the service sector for the Bitcoin Network.

Competition

Bitcoin is not the only available decentralized digital asset. Other digital assets have been developed since the inception of the Bitcoin, including, but not limited to, Ethereum, Litecoin, Monero and Zcash. Although a competitive digital asset could displace the market share Bitcoin currently occupies, it would face significant headwinds due to the network effect and financial and intellectual investments currently enjoyed by the market leader. As of January 6, 2023, the Bitcoin network market share of the total digital market capitalization was estimated to be approximately 40%. Further, many Bitcoin exchanges use Bitcoin as the exchange comparison for other cryptocurrencies. For example, to purchase certain cryptocurrencies you first need to purchase Bitcoin on an exchange and then use the Bitcoin to purchase other cryptocurrencies.

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

For example, concerns have been raised about the electricity required to secure and maintain the Bitcoin Network. On January 3, 2023, in connection with the mining process, an all-time high of over 271 million tera hashing operations were performed every second, non-stop on the Bitcoin Network. Although measuring the electricity consumed by this process is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. Further, in addition to the direct energy costs of performing these calculations, there are indirect costs that impact the Bitcoin Network’s total energy consumption, including the costs of cooling the machines that perform these calculations. In recent months, due to these concerns around energy consumption, particularly as such concerns relate to public utilities companies, various states and cities have implemented, or are considering implementing, moratoriums on Bitcoin mining in their jurisdictions. A significant reduction in mining activity as a result of such actions could adversely affect the security of the Bitcoin Network by making it easier for a malicious actor or botnet to manipulate the Blockchain. See “Risk Factors—Risk Factors Related to Digital Assets—If a malicious actor or botnet obtains control of more than 50% of the processing power on the Bitcoin Network, or otherwise obtains control over the Bitcoin Network through its influence over core developers or otherwise, such actor or botnet could manipulate the Blockchain to adversely affect an investment in the Shares or the ability of the Trust to operate.”

U.S. Legal and Regulatory Treatment of Bitcoin

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, CFTC, the Financial Industry Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial institution regulators) have been examining the operations of digital asset networks, digital asset users and the digital asset spot markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of spot markets or other service-providers that hold digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries have issued rules or guidance about the treatment of digital asset transactions or requirements for businesses engaged in digital asset activity. As noted previously, the SEC has not asserted regulatory authority over Bitcoin or trading or ownership of Bitcoin and has not expressed the view that Bitcoin should be classified or treated as a security for purposes of U.S. federal securities laws. However, the SEC has asserted that certain investment activities involving Bitcoin, including offering investments related to the mining of Bitcoin or offering participation in pools lending Bitcoin may implicate the investment contract definition of security and therefore be within the jurisdiction of the SEC. In addition, there have been a number of SEC enforcement actions brought that involve crypto assets and related activities.

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

On March 9, 2022, President Biden signed an Executive Order on Ensuring Responsible Development of Digital Assets (the “Executive Order”), which outlined a unified federal regulatory approach to addressing the risks and benefits of digital assets. The Executive Order articulated various policy objectives related to digital assets, including investor protections and financial and national security. On June 7, 2022, U.S. Senators Kirsten Gillibrand and Cynthia Lummis introduced the “Responsible Financial Innovation Act,” a bipartisan proposed legislation that would create a regulatory framework for digital assets, including a standard for determining which digital assets are commodities and what are securities, and would assign regulatory authority over digital asset spot markets to the CFTC.

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

In July 2019, the United Kingdom’s Financial Conduct Authority proposed rules to address harm to retail consumers deriving from the sale of derivatives and exchange traded notes (“ETNs”) that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. In addition to ETNs, the proposed ban would affect financial products including contracts for differences, options and futures. Public consultation on the proposed restriction closed in October 2019. A determination that Bitcoin is a security under U.S. or foreign law could adversely affect an investment in the Units.

Not a Regulated Commodity Pool

The Trust will not trade, buy, sell or hold Bitcoin derivatives, including Bitcoin futures contracts, swaps or options. The Trust is authorized solely to take immediate delivery of actual Bitcoin. The Sponsor does not believe the Trust’s activities are required to be regulated by the CFTC under the CEA as a “commodity pool” under current law, regulation and interpretation. The Trust will not be operated by a CFTC-regulated commodity pool operator because it will not trade, buy, sell or hold Bitcoin derivatives, including Bitcoin futures contracts, swaps or options. Unitholders of the Trust will not receive the regulatory protections afforded to investors in regulated commodity pools, nor may any futures exchange enforce its rules with respect to the Trust’s activities. In addition, Unitholders of the Trust will not benefit from the protections afforded to investors in Bitcoin futures contracts on regulated futures exchanges.

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

Key Generation

Public addresses and their corresponding private keys are generated by the Custodian in a proprietary key generation protocol that generates cold storage addresses for Coinbase Custody digital wallets. This key generation architecture is performed completely offline, affording maximum protection against malicious attacks and illicit actors.

Once generated, private keys are encrypted, separated into “shards” and then further encrypted. After the key generation, all materials used to generate private keys are generally destroyed. All key generation ceremonies are performed offline. No party other than the Custodian has access to the private key shards of the Trust.

Key Storage

Private key shards are distributed geographically in secure vaults around the world, including in the United States. The locations of the secure vaults may change regularly and are kept confidential by the Custodian for security purposes.

The Custodial Account uses offline storage, or “cold storage,” mechanisms to secure the Trust’s private keys. The term cold storage refers to a safeguarding method by which the private keys corresponding to digital assets are disconnected and/or deleted entirely from the internet. Cold storage of private keys may involve keeping such keys on a non-networked (or “airgapped”) computer or electronic device or storing the private keys on a storage device (for example, a USB thumb drive) or printed medium (for example, papyrus, paper or a metallic object). A digital wallet may receive deposits of digital assets but may not send digital assets without use of the digital assets’ corresponding private keys. In order to send digital assets from a digital wallet in which the private keys are kept in cold storage, either the private keys must be retrieved from cold storage and entered into an online, or “hot,” digital asset software program to sign the transaction, or the unsigned transaction must be transferred to the cold server in which the private keys are held for signature by the private keys and then transferred back to the online digital asset software program. At that point, the user of the digital wallet can transfer its digital assets.

Under the Custodial Services Agreement, the Custodian holds Bitcoin for the Trust in a segregated account. The Custodian stores all private keys in cold storage and requires up to 24 hours between any request to withdraw Bitcoin from the Custodial Account and submission of the withdrawal to the Bitcoin Network. As of the date of this filing, the Trust holds one (1) cold storage wallet with the Custodian. The Custodial Services Agreement states that the Custodian’s maximum liability for each cold storage wallet shall be limited to $100,000,000. Our trading department, which monitors the value within each cold storage wallet on a daily basis, will engage the Custodian for the creation of an additional cold storage wallet once the value exceeds $75,000,000. The Custodian recommends that, as a best practice, each cold storage wallet should not exceed $80,000,000 notwithstanding the Custodian’s maximum liability of $100,000,000 for each cold storage wallet.

Security Procedures

The Custodian is the custodian of the Trust’s private keys in accordance with the terms and provisions of the Custodial Services Agreement. Transfers from the Custodial Account requires certain security procedures, including but not limited to, multiple encrypted private key shards, usernames, passwords and two-step verification. Multiple private key shards held by the Custodian must be combined to reconstitute the private key to sign any transaction in order to transfer the Trust’s assets. Private key shards are distributed geographically in secure vaults around the world, including in the United States.

As a result, if any one secure vault is ever compromised, this event will have no impact on the ability of the Trust to access its assets,

other than a possible delay in operations, while one or more of the other secure vaults is used instead. These security procedures are intended to remove single points of failure in the protection of the Trust’s assets.

Transfers of Bitcoins to the Custodial Account will be available to the Trust once processed on the Blockchain.

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

The Units are offered directly by the Trust and the Sponsor and its officers, in reliance upon the exemption from broker registration contained in Rule 3a4-1 of the Exchange Act. Currently, the Trust does not expect to use intermediaries such as underwriters, finders or other such intermediaries to offer or sell Units, but it may choose to do so, and in any such case pay the fees of such intermediaries itself or pass some or all of such fees on to purchasers (in which case the Trust will make advanced disclosure of such fee arrangements to such purchasers).

The current legal framework has made it difficult for the Trust to permit redemptions of our Units because we are unable to conduct concurrent offerings and redemptions of our Units. As of the date of this filing, the Trust has not accepted new purchases for over one year, and we have no present intention of reopening sales of Units. We are considering a redemption program for investors in the Trust. Any redemption program would likely involve limited periodic redemptions of Units, although we have not ruled out the possibility of an open-ended redemption program.

The Trust is authorized under the Trust Agreement to issue an unlimited number of Units. The Trust issues Units only in connection with purchase orders for a minimum of $25,000 initial investment ($10,000 minimum for additional investments). The Units represent common units of fractional undivided beneficial interest in and ownership of the Trust and have no par value.

The Units may be purchased from the Trust on an ongoing basis, but only upon the order of an Accredited Investor to purchase a minimum of $25,000 of Units initial investment ($10,000 minimum for additional investments). As of January 6, 2023, each Unit represented 0.00033 of a Bitcoin.

Accredited Investors are the only persons that may place orders to purchase Units (the “Purchasers”). Each Purchaser must (i) enter into a subscription agreement with the Sponsor and the Trust, and (ii) if purchasing in-kind, have access to a Bitcoin digital wallet address previously known to the Custodian as belonging to the Purchaser (the “Purchaser Self-Administered Account”).

The creation of Units requires the delivery to the Trust of the Bitcoin Purchase Amount.

The subscription agreement provides the procedures for the creation of Units and for the delivery of the whole and fractional Bitcoins required for such creations. The subscription agreement and the related procedures attached thereto may be amended by the Sponsor and the relevant Purchaser. Under the subscription agreement, the Sponsor has agreed to indemnify each Purchaser against certain liabilities, including liabilities under the Securities Act. If and when the Trust has an active offering of Units and the Trust determines an announcement of a halting of subscription agreement offerings is necessary for the best interest of the Trust and the investors, such as when the Units are trading at a discount to the NAV, it will post such information on its website at https://ospreyfunds.io/onboarding/.

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

Purchase Procedures

On any Business Day, a Purchaser may deposit the amount of cash to purchase Units (the “Bitcoin Purchase Amount”) with the Trust’s bank (i.e., the bank providing the Trust with banking services) and submit an order to create Units (a “Purchase Order”) from the Trust via notification to the Sponsor or its delegate in the manner provided in the subscription agreement. An investor’s cash for a Purchase

Order must be cleared in the Trust’s bank account by 1:00 p.m., Eastern time on a Business Day for the investor to obtain that day’s Bitcoin Market Price. The Sponsor or its delegate will process Purchase Orders only from Purchasers with respect to whom a subscription agreement is in full force and effect.

Once the Sponsor or its delegate confirms the total amount of purchase funds for a Purchase Order, it will choose a counterparty to purchase Bitcoin on agreed upon terms. The Sponsor has full discretion to determine the Trust’s counterparties for Bitcoin transactions. The Sponsor considers various counterparties for trades, including Cumberland DRW, LLC; Jane Street; Galaxy Digital; and Wintermute Trading Ltd., based on various factors including, but not limited to, price quoted, ease of liquidity, marketplace slippage (i.e., price certainty) and ease and certainty of settlement. Upon receiving a trade confirmation from the counterparty, the Sponsor will instruct the Trust’s bank to wire funds to the trading counterparty and confirm the digital wallet address for the Trust to receive Bitcoin at the Custodian.

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

In-Kind Subscriber Subscriptions

Units may be purchased through in-kind contributions of Bitcoin, at the sole discretion of the Sponsor. The minimum initial subscription amount is $25,000 and an existing Unitholder may make additional subscriptions in a minimum amount of $10,000, subject in all cases to increase, decrease and waiver of such requirements by the Sponsor, in its sole discretion.

Our calculation surrounding the number of Units issued upon each purchase through in-kind contributions is described and demonstrated below, which illustrates a hypothetical transaction taking place on January 5, 2023:

1.	Use 4:00 pm, New York time price of the principal market to determine USD value of in-kind subscription received. For example, 2 Bitcoins received on January 5, 2023 (2*$16,854.30 = $33,708.60);

2.	Use 4:00 pm, New York time, NAV per Unit price: $5.6138 NAV per Unit on January 5, 2023;

3.	Calculate the maximum number of whole Units that can be purchased at the price determined in step 2 with the proceeds determined in step 1: ($33,708.60/$5.6138 = 6,004 whole Units);

4.	Calculate the total value of those Units: 6,004 whole Units * $5.6138 NAV per Unit = $33,705.26;

5.	Calculate the difference between the proceeds received in step 1 and the value of the Units in Step 4: $33,708.60 - $33,705.26 = $3.34;

6.	The unapplied USD amount for purchase of new Units (rounding difference) is allocated to the Trust as “Other Earnings”: $3.34.

Pursuant to the representations and warranties made in the Subscription Agreement, investors are not permitted to withdraw either the cash subscriptions or in-kind subscriptions after the Bitcoin has been valued.

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

Tax Responsibility

Purchasers are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value-added tax or similar tax or governmental charge applicable to the creation of Units, regardless of whether such tax or charge is imposed directly on the Purchasers, and agree to indemnify the Sponsor and the Trust if the Sponsor or the Trust is required by law to pay any such tax or charge, together with any applicable penalties, additions to tax or interest thereon.

Certain U.S. Federal Income Tax Consequences

The following discussion addresses the material U.S. federal income tax consequences of the ownership of Units. This discussion does not describe all of the tax consequences that may be relevant to a beneficial owner of Units in light of the beneficial owner’s particular circumstances, including tax consequences applicable to beneficial owners subject to special rules, such as:

•	financial institutions;

•	dealers in securities or commodities;

•	traders in securities or commodities that have elected to apply a mark-to-market method of tax accounting in respect thereof;

•	persons holding Units as part of a hedge, “straddle,” integrated transaction or similar transaction;

•	Accredited Investors;

•	U.S. Holders (as defined below) whose functional currency is not the U.S. dollar;

•	entities or arrangements classified as partnerships for U.S. federal income tax purposes;

•	S corporations;

•	persons receiving Units as compensation;

•	persons that are expatriates or former citizens or long-term residents of the United States;

•	a “controlled foreign corporation” or a person who is treated as a “United States shareholder” thereof, a “passive foreign investment company” or a shareholder thereof, or a corporation that accumulates earnings to avoid U.S. federal income tax;

•	real estate investment trusts;

•	regulated investment companies; and

•	tax-exempt entities, including individual retirement accounts.

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

This discussion is based on the Internal Revenue Code of 1986, as amended (the “IRC”), administrative pronouncements, judicial decisions, and final, temporary and proposed Treasury regulations as of the date hereof. Changes in U.S. federal income tax law, Treasury regulations and future published rulings and administrative procedures of the Internal Revenue Service (“IRS”) in response to these changes in U.S. federal income tax laws, could materially affect the tax consequences of an investor’s investment in the Units, and the tax treatment of the Trust’s investments. While some of these changes may be beneficial, others could negatively affect the after-tax returns of the Trust and its investors. Accordingly, no assurance can be given that the currently anticipated tax treatment of an investment in the Trust, or of investments made by the Trust, will not be modified by legislative, judicial, or administrative changes, possibly with retroactive effect, to the detriment of the investors. For the avoidance of doubt, this summary does not discuss any tax consequences arising under the laws of any state, local or foreign taxing jurisdiction. Unitholders are urged to consult their tax advisers about the application of the U.S. federal income tax laws to their particular situations, as well as any tax consequences arising under the laws of any state, local or foreign taxing jurisdiction.

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

The Trust expects to take certain positions with respect to the tax consequences of Incidental Rights and its receipt of Additional Currency. The Trust does not expect to take into account any Additional Currency it may hold for purposes of determining the Trust’s Bitcoin Holdings or the Bitcoin Holdings per Unit. With respect to any fork, airdrop or similar event, the Sponsor may, in its discretion, accept the assets and distribute the Additional Currency on a pro rata basis to Unitholders pursuant to the Trust Agreement. If the IRS were to disagree with, and successfully challenge, any of these positions, the Trust might not qualify as a grantor trust for U.S. federal income tax purposes. If the Trust were treated as owning any asset other than Bitcoins as of any date on which it creates Units, it would likely cease to qualify as a grantor trust for U.S. federal income tax purposes.

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

If the Trust is not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital currency for U.S. federal income tax purposes, there can be no assurance in this regard. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Units generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing of the recognition of taxable income or loss. In addition, tax information reports provided to beneficial owners of Units would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it would be classified as a corporation for such purposes. In that event, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%) on its net taxable income and certain distributions made by the Trust to Unitholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits (as calculated for U.S. federal income tax purposes). Any such dividend distributed to a beneficial owner of Units that is a non-U.S. person for U.S. federal income tax purposes would be subject to U.S. federal withholding tax at a rate of 30% (or such lower rate as provided in an applicable tax treaty).

The remainder of this discussion assumes the Trust will be treated as a grantor trust for U.S. federal income tax purposes.

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

In 2014, the IRS released Notice 2014-21, 2014-16 I.R.B. 938 (the “Notice”) discussing certain aspects of the treatment of “convertible virtual currency” (that is, digital currency that has an equivalent value in fiat currency or that acts as a substitute for fiat currency) for U.S. federal income tax purposes. The IRS stated in the Notice that such digital currency (i) is “property” (ii) is “not treated as currency” for purposes of the IRC rules relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the IRS released Revenue Ruling 2019-24, 2019-44 I.R.B. 1004 (the “Revenue Ruling”) that supplements the Notice, in which the IRS concluded that a hard fork on a digital currency blockchain (i) does not create taxable income if the taxpayer does not subsequently receive new units of digital currency and (ii) creates taxable ordinary income if the taxpayer receives new units of cryptocurrency by airdrop following the hard fork. Simultaneously with the release of the Revenue Ruling, the IRS also published a set of “Frequently Asked Questions” (the “FAQs”), which address, among other issues, how to determine the fair market value of digital currencies and the proper method of determining a holder’s holding period and tax basis for units of digital currency (including those acquired at different times or at varying prices). However, the Notice, Revenue Ruling and FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital currencies, including: (i) whether convertible virtual currencies are properly treated as “commodities” for U.S. federal income tax purposes; (ii) whether convertible virtual currencies are properly treated as “collectibles” for U.S. federal income tax purposes; (iii) the proper method of determining a holder’s holding period and tax basis for convertible virtual currencies acquired at different times or at varying prices; and (iv) whether and how a holder of convertible virtual currencies acquired at different times or at varying prices may designate, for U.S. federal income tax purposes, which of the convertible virtual currencies is transferred in a subsequent sale, exchange or other disposition. The uncertainty surrounding the U.S. federal income tax treatment of digital currencies and other digital assets could affect the performance of the Trust. Moreover, although the Revenue Ruling and FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions.

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

The remainder of this discussion assumes that Bitcoin, and any Additional Currency that the Trust may hold, is properly treated for U.S. federal income tax purposes as property that may be held as a capital asset and that is not currency for purposes of the provisions of the IRC relating to foreign currency gain and loss.

Unitholders are urged to consult their tax advisers regarding the tax consequences of an investment in the Trust and in digital currencies in general, including, in the case of Unitholders that are generally exempt from U.S. federal income taxation, whether such Unitholders may recognize “unrelated business taxable income” (“UBTI”) within the meaning of IRC Section 512 as a consequence of a fork, airdrop or similar occurrence.

Uncertainty Regarding the State Tax Treatment of Digital Currency

A number of states have issued their own guidance regarding the tax treatment of certain digital assets for state income and sales tax purposes. For example, on December 5, 2014, the New York State Department of Taxation and Finance issued guidance regarding the application of New York State tax law to virtual currencies such as Bitcoin. The Department determined that New York State would follow the Notice with respect to the treatment of virtual currencies such as Bitcoin for state income tax purposes. Furthermore, the agency took the position that virtual currencies such as Bitcoin are a form of “intangible property,” with the result that the purchase and sale of Bitcoin for fiat currency is not subject to state sales tax (although transactions of Bitcoin for other goods and services may be subject to sales tax under barter transaction treatment). It is unclear if other states will follow the guidance of the New York State Department of Taxation and Finance with respect to the treatment of virtual currencies such as Bitcoin for income tax and sales tax purposes. If a state adopts a different treatment, such treatment may have negative consequences, including the imposition of a greater tax burden on investors in Bitcoin or the imposition of a greater cost on the acquisition and disposition of Bitcoin generally. Any such treatment may have a negative effect on prices of Bitcoin in the digital asset exchange market and a negative impact on the Units.

The treatment of virtual currencies such as Bitcoin for tax purposes by foreign jurisdictions may differ from the treatment of virtual currencies by the IRS or the New York State Department of Taxation and Finance. If a foreign jurisdiction with a significant share of the market of Bitcoin users imposes onerous tax burdens on Bitcoin users or imposes sales or value-added tax on purchases and sales of Bitcoin for fiat currency, such actions could result in decreased demand for Bitcoin in such jurisdiction, which could affect the price of Bitcoin and negatively affect an investment in the Units.

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

The Trust may distribute Additional Currency to the Unitholders. Alternatively, the Trust may form a liquidating trust to which it contributes Additional Currency and distributes interests in the liquidating trust to the Unitholders. Any such distribution will not be a taxable event for a U.S. Holder (as defined below). A U.S. Holder’s tax basis in the Additional Currency distributed, whether directly or through the medium of a liquidating trust, will be the same as the U.S. Holder’s tax basis in the distributed assets immediately prior to the distribution, and the U.S. Holder’s tax basis in its pro rata share of the Trust’s remaining assets will not include the amount of such basis. Immediately after any such distribution, the U.S. Holder’s holding period with respect to the distributed Additional Currency will be the same as the U.S. Holder’s holding period with respect to the distributed assets immediately prior to the distribution. A subsequent sale of the distributed Additional Currency will generally be a taxable event for a U.S. Holder.

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

Tax Consequences to U.S. Holders

As used herein, the term “U.S. Holder” means a beneficial owner of a Unit for U.S. federal income tax purposes that is:

●	an individual who is a citizen or resident of the United States for U.S. federal income tax purposes;

●	a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or of any political subdivision thereof; or

●	an estate the income of which is subject to U.S. federal income taxation regardless of its source; or

●	a trust if (a) a court within the United States is able to exercise primary supervision over the administration of the trust and one (1) or more U.S. persons have the authority to control all substantial decisions of the trust, or (b) it has in effect a valid election to be treated as a U.S. person for U.S. federal income tax purposes.

Except as specifically noted, the discussion below assumes that each U.S. Holder will acquire all of its Units on the same date for the same price per Unit and either solely for cash or solely for Bitcoins that were originally acquired by the U.S. Holder for cash on the same date.

As discussed in the section titled “Description of Issuance of Units,” a U.S. Holder may be able to acquire Units of the Trust by contributing Bitcoins in-kind to the Trust. Assuming that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes, such a contribution should not be a taxable event to the U.S. Holder.

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

On a sale or other disposition of Units and although unclear due to lack of guidance, a U.S. Holder will be treated as having sold the Bitcoins underlying such Units. Accordingly, the U.S. Holder generally will recognize gain or loss in an amount equal to the difference between (i) the amount realized on the sale of the Units and (ii) the portion of the U.S. Holder’s tax basis in its pro rata share of the Bitcoins held in the Trust that is attributable to the Units that were sold or otherwise subject to a disposition. Such tax basis generally will be determined by multiplying the tax basis of the U.S. Holder’s pro rata share of all of the Bitcoins held in the Trust immediately prior to such sale or other disposition by a fraction the numerator of which is the number of Units disposed of and the denominator of which is the total number of Units held by such U.S. Holder immediately prior to such sale or other disposition (such fraction, expressed as a percentage, the “Unit Percentage”). If the U.S. Holder’s share of the Trust’s Bitcoins consists of separate lots with separate tax bases and/or holding periods, the U.S. Holder should be treated as having sold the Unit Percentage of each such lot. Gain or loss recognized by a U.S. Holder on a sale or other disposition of Units will generally be short-term capital gain or loss if the U.S. Holder’s holding period for the Bitcoins underlying such Units is one year or less and long-term capital gain or loss if the U.S. Holder’s holding period for the Bitcoins underlying such Units is more than one year. The deductibility of capital losses is subject to significant limitations.

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

A non-U.S. Holder generally will not be subject to U.S. federal income or withholding tax with respect to its share of any gain recognized on the Trust’s transfer of Bitcoins in payment of the Management Fee or any additional Trust expenses or on the Trust’s sale or other disposition of Bitcoins, subject to compliance with certification as a non-U.S. Holder. In addition, assuming that the Trust holds no asset other than Bitcoins, a non-U.S. Holder generally will not be subject to U.S. federal income or withholding tax with respect to any gain it recognizes on a sale or other disposition of Units. A non-U.S. Holder also will generally not be subject to U.S. federal income or withholding tax with respect to any distribution received from the Trust, whether in cash or in-kind.

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

In order to prevent the possible imposition of U.S. “backup” withholding and (if applicable) to qualify for a reduced rate of withholding tax at source under a treaty, a non-U.S. Holder must comply with certain certification requirements (generally, by delivering a properly executed IRS Form W-8BEN or W-8BEN-E to the relevant withholding agent).

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

FATCA

As discussed above, it is unclear whether any ordinary income recognized by a non-U.S. Holder as a result of a fork, airdrop or similar occurrence would constitute U.S.-source FDAP income. Pursuant to IRC Sections 1471-1474 (commonly referred to as “FATCA”), accompanying Treasury regulations, and other guidance from the U.S. Department of Treasury and IRS, the United States imposes a withholding tax of 30% on “withholdable payments” (generally, U.S.-source FDAP income) to “foreign financial institutions” (which is broadly defined to generally include investment vehicles) and certain non-U.S. entities unless various U.S. information reporting and due diligence requirements (generally relating to ownership by U.S. persons of interests in or accounts with those entities) have been satisfied, or an exception otherwise applies. An intergovernmental agreement between the United States and an applicable foreign country may modify these requirements. While such withholding would have applied also to payments of gross proceeds from the sale or other disposition on or after January 1, 2019, of property of a type which can produce US-source dividends and interest, recently proposed Treasury Regulations eliminate such withholding on payments of gross proceeds entirely. Taxpayers generally may rely on these proposed Treasury Regulations until final Treasury Regulations are issued.

If FATCA withholding is imposed, a beneficial owner that is not a foreign financial institution generally may obtain a refund of any amounts withheld by filing a U.S. federal income tax return (which may entail significant administrative burden).

Since the enactment of FATCA, other jurisdictions have instituted similar regimes. The Trust may incur taxes or may be required to withhold tax pursuant to such regimes. Unitholders should consult their tax advisors regarding the effects of FACTA and similar information reporting regimes on an investment in the Trust.

ERISA and Related Considerations

General

The following section sets forth certain consequences under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the IRC which a fiduciary of an “employee benefit plan” as defined in and subject to the fiduciary responsibility provisions of ERISA, or of a “plan” as defined in and subject to Section 4975 of the IRC, who has investment discretion should consider before deciding to acquire Units with plan assets (such “employee benefit plans” and “plans” being referred to herein as “Plans,” and such fiduciaries with investment discretion being referred to herein as “Plan Fiduciaries”). The following summary is not intended to be complete, but only to address certain questions under ERISA and the IRC that are likely to be raised by the Plan Fiduciary’s own counsel.

In general, the terms “employee benefit plan” as defined in ERISA and “plan” as defined in Section 4975 of the IRC together refer to any plan or account of various types which provides retirement benefits or welfare benefits to an individual or to an employer’s employees and their beneficiaries. Such plans and accounts include, but are not limited to, corporate pension and profit sharing plans, “simplified employee pension plans,” Keogh plans for self-employed individuals (including partners), individual retirement accounts described in Section 408 or 408A of the IRC and medical benefit plans.

Each Plan Fiduciary must give appropriate consideration to the facts and circumstances that are relevant to an investment in the Trust, including the role an investment in the Trust plays in the Plan’s investment portfolio. To the extent required by applicable law, each Plan Fiduciary must be satisfied that investment in the Trust is a prudent investment for the Plan, that the investments of the Plan, including the investment in the Trust, are diversified so as to minimize the risks of large losses, that an investment in the Trust complies with the documents and instruments of the Plan and related trust and that an investment in the Trust does not give rise to a transaction prohibited by Section 406 of ERISA or Section 4975 of the IRC for which no exemption is available.

EACH PLAN FIDUCIARY CONSIDERING ACQUIRING UNITS SHOULD CONSULT ITS OWN LEGAL AND TAX ADVISERS BEFORE DOING SO.

Restrictions on Investments by Benefit Plan Investors

ERISA and a regulation issued thereunder contain rules for determining when an investment by a Plan in an entity will result in the underlying assets of the entity being deemed assets of the Plan for purposes of ERISA and Section 4975 of the IRC (i.e., “plan assets”). Those rules provide that assets of an entity will not be plan assets of a Plan that purchases an interest therein if the investment in the entity by all “benefit plan investors” is not “significant” or certain other exceptions apply. The term “benefit plan investors” includes all Plans (i.e., all “employee benefit plans” as defined in and subject to the fiduciary responsibility provisions of ERISA and all “plans” as defined in and subject to Section 4975 of the IRC) and all entities that hold “plan assets” (each, a “Plan Assets Entity”) due to investments made in such entities by already described benefit plan investors. ERISA provides that a Plan Assets Entity is considered to hold plan assets only to the extent of the percentage of the Plan Assets Entity’s equity interests held by benefit plan investors. In addition, all or part of an investment made by an insurance company using assets from its general account may be treated as a benefit plan investor. Investments by benefit plan investors will be deemed not significant if benefit plan investors own, in the aggregate, less than 25% of the total value of each class of equity interests of the entity (determined by not including the investments of persons with discretionary authority or control over the assets of such entity, of any person who provides investment advice for a fee (direct or indirect) with respect to such assets, and “affiliates” (as defined in the regulations issued under ERISA) of such persons; provided, however, that under no circumstances are investments by benefit plan investors excluded from such calculation).

In order to avoid causing assets of the Trust to be “plan assets,” the Sponsor intends to restrict the aggregate investment by “benefit plan investors” to under 25% of the total value of the Units of the Trust (not including the investments of the Trustee, the Sponsor, any other person who provides investment advice for a fee (direct or indirect) with respect to the assets of the Trust, any other person who has discretionary authority or control over the assets of the Trust, and any entity (other than a benefit plan investor) that is directly or indirectly through one or more intermediaries controlling, controlled by or under common control with any of such entities (including a partnership or other entity for which the Sponsor is the general partner, managing member, investment adviser or provides investment advice), and each of the principals, officers, and employees of any of the foregoing entities who has the power to exercise a controlling influence over the management or policies of such entity or the Trust). Furthermore, because the 25% test is ongoing, it not only restricts additional investments by benefit plan investors, but also can cause the Sponsor to require that existing benefit plan investors redeem from the Trust in the event that other investors redeem their Units. If rejection of subscriptions or such compulsory redemptions are necessary, as determined by the Sponsor, to avoid causing the assets of the Trust to be “plan assets,” the Sponsor will effect such rejections or redemptions in such manner as the Sponsor, in its sole discretion, determines.

However, there is no assurance that the Sponsor will succeed in avoiding the assets of the Trust being treated as “plan assets.” If the assets of the Trust were to constitute “plan assets” for purposes of ERISA and/or Section 4975 of the IRC, the fiduciary responsibility rules of ERISA and the prohibited transaction rules of ERISA and Section 4975 of the IRC, as applicable, could potentially limit the investments and operations of the Trust, which could result in a lower return than might otherwise be the case. In addition, if ERISA were to apply, the fiduciary who made the decision to invest an ERISA Plan’s or Plan Asset Entity’s assets in the Trust could, under certain circumstances, be liable under ERISA as a co-fiduciary for actions taken by the Trustee or Sponsor on behalf of the Trust.

Ineligible Purchasers

In general, Units may not be purchased with the assets of a Plan if the Trustee, the Sponsor, any of their respective affiliates or any of their respective employees either: (i) has investment discretion with respect to the investment of such Plan assets; (ii) has authority or responsibility to give or regularly gives investment advice with respect to such Plan assets, for a fee, and pursuant to an agreement or understanding that such advice will serve as a primary basis for investment decisions with respect to such Plan assets and that such advice will be based on the particular investment needs of the Plan; or (iii) is an employer maintaining or contributing to such Plan. A party that is described in clause (i) or (ii) of the preceding sentence is a fiduciary under ERISA and the IRC with respect to the Plan, and any such purchase might result in a “prohibited transaction” under ERISA and the IRC, resulting in possible liabilities and penalties for the responsible Plan fiduciaries and the parties engaging in the transaction with the Plan in the absence of an available exemption. A non-exempt prohibited transaction involving an individual retirement account (“IRA”) and the individual who established the IRA, or his or her beneficiaries, could result in loss of the IRA’s tax-exempt status and assessment of taxes and penalties.

Reporting Requirements

Plans are required to determine the fair market value of their assets as of the close of each Plan’s fiscal year. ERISA Plans and IRAs are also required to file annual reports (Form 5500 series and Form 5498) with the U.S. Department of Labor or the IRS. To facilitate fair market value determinations, and to enable fiduciaries of Plans to satisfy their annual reporting requirements as they relate to an investment in the Trust, Unitholders will be furnished annually with audited financial statements as described in this Annual Report. There can be no assurance (i) that any value established on the basis of such statements could or will actually be realized by investors upon the liquidation of Units, (ii) that investors could realize such value if they were able to, and were to sell their Units, or (iii) that such value will in all circumstances satisfy the applicable ERISA or IRC reporting requirements.

In addition, the fiduciaries of an ERISA Plan investing in the Trust are notified that the information in this Annual Report in relation to (i) the compensation or other amounts received by the Trustee, the Sponsor, and other parties in connection with their services rendered to the Trust or their position with the Trust; (ii) the services provided by them to the Trust for such compensation or in connection with such other amounts received, and the purpose therefor; (iii) a description of the formula or other bases used to calculate the compensation or other amounts received; and (iv) the identity of the parties paying and receiving the compensation or other amounts is intended to satisfy the alternative reporting option with respect to payments to such parties that are reportable on Schedule C of the Plan’s Form 5500.

Non-ERISA Plans

Governmental plans, certain church plans (those that have not elected to become subject to ERISA), and non-U.S. plans, while not subject to the fiduciary responsibility provisions of ERISA or the prohibited transaction rules of Section 4975 of the IRC, may nevertheless be subject to state, local, or other federal laws, or foreign laws, that are substantially similar to some or all of the foregoing provisions of ERISA and the IRC. Thus, while the above-described prohibited transaction provisions of ERISA and the IRC may not apply to such plans, those responsible for the investment of the assets of such plans should consider other potentially applicable similar restrictions under other laws. Such potential restrictions may include prohibitions against certain related-party transactions under Section 503 of the IRC, applicable state, local, federal, or non-U.S. laws, and the restrictions and duties of common law.

Except as otherwise set forth, the foregoing statements regarding the consequences under ERISA and the IRC of an investment in the Trust are based on the provisions of the IRC and ERISA as currently in effect, and the existing administrative and judicial interpretations thereunder. No assurance can be given that administrative, judicial or legislative changes will not occur that may make the foregoing statements incorrect or incomplete.

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

Risk Factors Related to Digital Assets

●	Digital assets such as Bitcoin were only introduced within the past decade, and the medium-to-long term value of the Units is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets.
●	Digital asset networks are developed by a diverse set of contributors and the perception that certain high-profile contributors will no longer contribute to the network could have an adverse effect on the market price of the related digital asset.
●	The Bitcoin Network is part of a new and rapidly evolving industry, and the value of the Units depends on the development and acceptance of the Bitcoin Network.
●	A determination that Bitcoin or any other digital asset is a “security” may adversely affect the value of Bitcoin and the value of the Units, and result in potentially extraordinary, non-recurring expenses to, or termination of the Trust.
●	Changes in the governance of a digital asset network may not receive sufficient support from users and miners, which may negatively affect that digital asset network’s ability to grow and respond to challenges.
●	Digital asset networks face significant scaling challenges and efforts to increase the volume of transactions may not be successful.
●	A temporary or permanent fork or a “clone” could adversely affect the value of the Units.
●	Unitholders may not receive the benefits of any forks or “airdrops.”
●	In the event of a hard fork of the Bitcoin Network, the Sponsor will, if permitted by the terms of the Trust Agreement, use its discretion to determine which network should be considered the appropriate network for the Trust’s purposes, and in doing so may adversely affect the value of the Units.
●	If the digital asset award for solving blocks and transaction fees for recording transactions on the Bitcoin Network are not sufficiently high to incentivize miners, miners may cease expanding processing power or demand high transaction fees, which could negatively impact the value of Bitcoin and the value of the Units.
●	The failure of several prominent crypto trading venues and lending platforms has impacted and may continue to impact the broader crypto economy, which could have an adverse impact on the Trust.

Risk Factors Related to the Bitcoin Markets

●	The value of the Units relates directly to the value of Bitcoins, the value of which may be highly volatile and subject to fluctuations due to a number of factors.
●	Due to the unregulated nature and lack of transparency surrounding the operations of Bitcoin exchanges, they may experience fraud, business failures, security failures or operational problems, which may adversely affect the value of Bitcoin and, consequently, the value of the Units.
●	Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.
●	Competition from the emergence or growth of other digital assets or methods of investing in Bitcoin could have a negative impact on the price of Bitcoin and adversely affect the value of the Units.
●	Failure of funds that hold digital assets or that have exposure to digital assets through derivatives to receive SEC approval to list their shares on exchanges could adversely affect the value of the Units.
●	NAV may not always correspond to the weighted-average market price of Bitcoin and, as a result, Units may be purchased (or redeemed, if ever permitted) at a value that differs from the secondary market price of the Units.
●	Suspension or disruptions of market trading may adversely affect the value of units.
●	The lack of active trading markets for the Units may result in losses on an investment in the Trust at the time of disposition of Units.
●	A possible “short squeeze” due to a sudden increase in demand for the Units that largely exceeds supply may lead to price volatility in the Units.
●	Difficulties or limitations in the processes of issuance and redemption (if any) of Units may interfere with opportunities for arbitrage transactions intended to keep the price of the Units closely linked to the price of Bitcoin, which may adversely affect an investment in the Units.
●	Disruptions at OTC trading desks and potential consequences of an OTC trading desk’s failure could adversely affect an investment in the Units.
●	Disruptions at Bitcoin exchanges and potential consequences of a Bitcoin exchange’s failure could adversely affect an investment in the Units.
●	Momentum pricing of Bitcoin may subject the Bitcoin price to greater volatility and adversely affect an investment in the Units.

Risk Factors Related to the Trust and the Units

●	The Trust has only a limited performance history.
30

●	Unitholders are bound by the fee-shifting provision contained in the subscription agreement, which may discourage actions against us.
●	Substantial sales or dispositions by a large Unitholder could negatively impact the price of our Units in the secondary market.
●	Fees and expenses are charged regardless of profitability and may result in depletion of assets.
●	The security of our Bitcoin Holdings cannot be assured by the Trust, the Custodian or any other person.
●	The Custodian is not liable for any lost profits or any special, incidental, indirect, intangible, or consequential damages arising out of or in connection with authorized or unauthorized use of the Coinbase Custody site or the custodial services.
●	The Trust does not maintain audit or inspection rights under the Custodial Services Agreement, and as such our Bitcoin Holdings held in the custodial account cannot be independently verified.
●	Possibility of termination of the Trust may adversely affect a Unitholder’s portfolio.
●	Any errors, discontinuance or changes in determining the value of the Bitcoin held by the Trust may have an adverse effect on the value of the Units.
●	The value of the Units will be adversely affected if the Trust is required to indemnify the Sponsor or the Custodian as contemplated in the Trust Agreement or the Custodial Services Agreement.
●	The Trust’s Bitcoin trading may subject the Trust to the risk of counterparty non-performance, potentially negatively affecting the market price of the Units.
●	The Trust’s Bitcoin Holdings could become illiquid, which could cause large losses to Unitholders at any time or from time to time.
●	Transactions in Bitcoin are irreversible, and the Trust may be unable to recover improperly transferred Bitcoin.
●	The Trust’s Bitcoin may be lost, stolen, or subject to other inaccessibility.
●	Any disruptions to the computer technology used by the Trust or its service providers could adversely affect the Trust’s ability to function and an investment in the Units.
●	The Sponsor’s computer infrastructure may be vulnerable to security breaches. Any such problems could cause interruptions in the Trust’s operations and adversely affect an investment in the Units.
●	Technology system failures could cause interruptions in the Trust’s ability to operate.
●	Because the Units reflect the estimated accrued but unpaid expenses of the Trust, the number of Bitcoins represented by a Unit will gradually decrease over time as the Trust’s Bitcoins are used to pay the Trust’s expenses.
●	Unitholders may not be able to withdraw or value his/her units upon death, legal disability, bankruptcy, insolvency, dissolution or withdrawal from the Trust.
●	The Trust’s Bitcoin Holdings may be considered property of a bankruptcy estate should our Custodian initiate bankruptcy proceedings and the Trust could be considered an unsecured creditor, and the Custodian’s assets may not be adequate to satisfy a claim by the Trust.
●	Risks associated with the Index.
●	We concluded that certain of our previously issued financial statements should not be relied upon and restated certain of our previously issued financial statements, which was time-consuming and expensive and could expose us to additional risks that could have a negative effect on our Company.
●	If we fail to maintain an effective system of internal controls, we may not be able to accurately report financial results or prevent fraud.
●	Any dispute regarding the subscription agreement will be resolved by arbitration, which follows different procedures than in-court litigation and may be more restrictive to Unitholders asserting claims than in-court litigation.
●	Pandemics, epidemics and other natural and man-made disasters could negatively impact the value of the Trust’s holdings and/or significantly disrupt its affairs.

Risk Factors Related to the Regulation of the Trust and the Units

●	Regulation of the Bitcoin industry continues to evolve and is subject to change; future regulatory developments are impossible to predict but may significantly and adversely affect the Trust.
●	The sale of the Units could be subject to SEC or state securities registration.
●	The Trust is not a registered investment company.
●	The Trust could be, or could become, subject to the Commodity Exchange Act (the “CEA”).
●	Future U.S. and foreign regulation of the Bitcoin market may impose other regulatory burdens, which could harm the Trust or even cause the Trust to liquidate.
●	Banks may not provide banking services, or may cut off banking services, to businesses that provide Bitcoin-related services or that accept Bitcoin as payment, which could directly impact the Trust’s operations, damage the public perception of Bitcoin and the utility of Bitcoin as a payment system and could decrease the price of Bitcoin and adversely affect an investment in the Units.
●	It may be illegal now, or in the future, to acquire, own, hold, sell or use Bitcoin in one or more countries, and ownership of, holding or trading in Units may also be considered illegal and subject to sanctions.
31

●	If the Bitcoin Network is used to facilitate illicit activities, businesses that facilitate transactions in Bitcoin could be at increased risk of criminal and civil lawsuits, or of having services cut off, which could negatively affect the price of Bitcoin and the value of the Units.
●	If regulatory changes or interpretations of the Trust’s or Sponsor’s activities require registration as money services businesses under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act or as money transmitters or digital currency businesses under state regimes for the licensing of such businesses, the Trust and/or Sponsor could suffer reputational harm and also extraordinary, recurring and/or non-recurring expenses, which would adversely impact an investment in the Units.
●	The treatment of the Trust for U.S. federal income tax purposes is uncertain.
●	Unitholders could incur a tax liability without an associated distribution.
●	The treatment of Bitcoin for U.S. federal income tax purposes is uncertain.
●	Future developments regarding the treatment of digital currency for U.S. federal income tax purposes could adversely affect the value of the Units.
●	Future developments in the treatment of digital currency for tax purposes other than U.S. federal income tax purposes could adversely affect the value of the Units.
●	A U.S. tax-exempt Unitholder may recognize UBTI a consequence of an investment in Units.
●	Non-U.S. Holders may be subject to U.S. federal withholding tax on income derived from forks, airdrops and similar occurrences.

Risk Factors Related to Potential Conflicts of Interest

●	Potential conflicts of interest may arise among the Sponsor or its affiliates and the Trust. The Sponsor and its affiliates have no fiduciary duties to the Trust and its Unitholders other than as provided in the Trust Agreement, which may permit them to favor their own interests to the detriment of the Trust and its Unitholders.
●	Unitholders cannot be assured of the Sponsor’s continued services, the discontinuance of which may be detrimental to the Trust.
●	If the Custodian resigns or is removed by the Sponsor or otherwise, without replacement, it could trigger early termination of the Trust, or the Sponsor would need to find and appoint a replacement custodian, which could pose a challenge to the safekeeping of the Trust’s Bitcoin.
●	Unitholders may be adversely affected by the lack of independent advisers representing investors in the Trust.

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

Digital assets such as Bitcoin were only introduced within the past decade, and the medium-to-long term value of the Units is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the infancy of their development, their dependence on the internet and other technologies, their dependence on the role played by miners and developers and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Units:

●	The trading prices of many digital assets, including Bitcoin, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including Bitcoin, over the course of 2017, followed by steep drawdowns throughout 2018 in digital asset trading prices, including for Bitcoin. These drawdowns notwithstanding, Bitcoin prices increased significantly again during 2019, decreased significantly again in the first quarter of 2020 amidst broader market declines as a result of the novel coronavirus outbreak and increased significantly again over the remainder of 2020 and the first quarter of 2021. The price of Bitcoin continued to experience significant and sudden changes throughout 2021 followed by steep drawdowns in the fourth quarter of 2021 and throughout 2022. The price of Bitcoin has continued to fluctuate to date in 2023. In particular, digital asset prices have experienced extreme volatility since November 2022 when FTX Trading Ltd. (“FTX”) halted customer withdrawals. See “—Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide decline in liquidity.” Extreme volatility in the future, including further declines in the trading prices of Bitcoin, could have a material adverse effect on the value of the Units and the Units could lose all or substantially all of their value. Furthermore, negative perception, a lack of stability and standardized regulation in the digital asset economy may reduce confidence in the digital asset economy and may result in greater volatility in the price of Bitcoin and other digital assets, including a depreciation in value.
32

●	Digital asset networks and the software used to operate them are in the early stages of development. Digital assets have experienced, and we expect will experience in the future, sharp fluctuations in value. Given the infancy of the development of digital asset networks, parties may be unwilling to transact in digital assets, which would dampen the growth, if any, of digital asset networks.
●	Digital asset networks are dependent upon the internet. A disruption of the internet or a digital asset network, such as the Bitcoin Network, would affect the ability to transfer digital assets, including Bitcoin, and, consequently, their value.
●	The acceptance of software patches or upgrades by a significant, but not overwhelming, percentage of the users and miners in a digital asset network, such as the Bitcoin Network, could result in a fork in such network’s blockchain, resulting in the operation of multiple separate networks.
●	Governance of the Bitcoin Network is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of the Bitcoin Network, which may stymie the Bitcoin Network’s utility and ability to grow and face challenges. In particular, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems on the Bitcoin Network, especially long-term problems.
●	The foregoing notwithstanding, the Bitcoin Network’s protocol is informally managed by a group of core developers that propose amendments to the Bitcoin Network’s source code. The core developers evolve over time, largely based on self-determined participation. To the extent that a significant majority of users and miners adopt amendments to the Bitcoin Network, the Bitcoin Network will be subject to new protocols that may adversely affect the value of Bitcoin.
●	The loss or destruction of a private key required to access a digital asset such as Bitcoin may be irreversible. If a private key is lost, destroyed or otherwise compromised and no backup of the private key is accessible, the Trust will be unable to access the Bitcoin held in the Custodial Account corresponding to that private key and the private key will not be capable of being restored by the Bitcoin Network.
●	Bitcoin is only selectively accepted as a means of payment by retail and commercial outlets, and use of Bitcoins by consumers to pay such retail and commercial outlets remains limited. Banks and other established financial institutions may refuse to process funds for Bitcoin transactions; process wire transfers to or from Bitcoin exchanges, Bitcoin-related companies or service providers; or maintain accounts for persons or entities transacting in Bitcoin. As a result, the prices of Bitcoins are largely determined by speculators and miners, thus contributing to price volatility that makes retailers less likely to accept it as a form of payment in the future.
●	Miners, developers and users may switch to or adopt certain digital assets at the expense of their engagement with other digital asset networks, which may negatively impact those networks, including the Bitcoin Network.
●	Over the past several years, digital asset mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation application specific integrated circuit machines to “professionalized” mining operations using proprietary hardware or sophisticated machines. If the profit margins of digital asset mining operations are not sufficiently high, digital asset miners are more likely to immediately sell tokens earned by mining, resulting in an increase in liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price.
●	To the extent that any miners cease to record transactions that do not include the payment of a transaction fee in solved blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Blockchain until a block is solved by a miner who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays in the recording of transactions could result in a loss of confidence in the digital asset network.
●	Many digital asset networks face significant scaling challenges and are being upgraded with various features to increase the speed and throughput of digital asset transactions. These attempts to increase the volume of transactions may not be effective.
●	The open-source structure of many digital asset network protocols, such as the protocol for the Bitcoin Network, means that developers and other contributors are generally not directly compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular digital asset may lack a financial incentive to maintain or develop the network, or may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with other participants in a particular digital asset network. A failure to properly monitor and upgrade the protocol of the Bitcoin Network could damage that network.
●	Banks may not provide banking services, or may cut off banking services, to businesses that provide digital asset-related services or that accept digital assets as payment, which could dampen liquidity in the market and damage the public perception of digital assets generally or any one digital asset in particular, such as Bitcoin, and their or its utility as a payment system, which could decrease the price of digital assets generally or individually.

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

●	As the Bitcoin Network continues to develop and grow, certain technical issues might be uncovered, and the troubleshooting and resolution of such issues requires the attention and efforts of Bitcoin’s global development community.
●	In August 2017, the Bitcoin Network underwent a hard fork that resulted in the creation of a new digital asset network called Bitcoin Cash. This hard fork was contentious, and as a result some users of the Bitcoin Cash network may harbor ill will toward the Bitcoin Network. These users may attempt to negatively impact the use or adoption of the Bitcoin Network.
●	Also in August 2017, the Bitcoin Network was upgraded with a technical feature known as “Segregated Witness” that, among other things, potentially doubles the transactions per second that can be handled on-chain and enables so-called second layer solutions, such as the Lightning Network or payment channels, that have the potential to substantially increase transaction throughput (i.e., millions of transactions per second). As of the date of this Annual Report, digital wallets and intermediaries that support Segregated Witness or Lightning Network-like technologies do not yet have material adoption. This upgrade may fail to work as expected leading to a decline in support and price of Bitcoin.
●	In 2021, the Bitcoin protocol implemented the Taproot upgrade to add enhanced support for complex transactions on the network such as multi-signature transactions, which require two or more parties to execute a transaction on the Bitcoin Network. Prior to the upgrade, multi-signature transactions were historically slow, expensive, and easily identifiable. Taproot is intended to reduce the amount of data written to a block and makes multi-signature transactions indistinguishable from regular transactions, adding an enhanced layer of privacy. This upgrade may fail to work as expected, which could lead to a decline in support and price of Bitcoin.

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

Digital asset networks are developed by a diverse set of contributors and the perception that certain high-profile contributors will no longer contribute to the network could have an adverse effect on the market price of the related digital asset.

Digital asset networks are often developed by a diverse set of contributors and the perception that high-profile contributors may no longer contribute to the networks may have an adverse effect on the market price of any related digital assets. For example, in June 2017, an unfounded rumor circulated that Ethereum protocol developer Vitalik Buterin had died. Following the rumor, the price of Ethereum decreased approximately 20% before recovering after Buterin himself dispelled the rumor. Some have speculated that the rumor led to the decrease in the price of Ethereum. In the event a high-profile contributor to the Bitcoin Network is perceived as no longer able to contribute to the Bitcoin Network due to death, retirement, withdrawal, incapacity, or otherwise, whether or not such perception is valid, it could negatively affect the price of Bitcoin, which could adversely impact the value of the Units.

Digital assets may have concentrated ownership and large sales or distributions by holders of such digital assets could have an adverse effect on the market price of such digital asset.

As of January 28, 2022, the largest 100 Bitcoin digital wallets held approximately 13.49% of the Bitcoins in circulation and it is possible that some of these digital wallets are controlled by the same person or entity. Moreover, it is possible that other persons or entities control multiple digital wallets that collectively hold a significant number of Bitcoin, even if they individually only hold a small amount. As a result of this concentration of ownership, large sales by such holders could have an adverse effect on the market price of Bitcoin.

A determination that Bitcoin or any other digital asset is a “security” may adversely affect the value of Bitcoin and the value of the Units, and result in potentially extraordinary, non-recurring expenses to, or termination of the Trust

The SEC has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and the outcome is difficult to predict. Further, if any other digital asset is determined to be a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for Bitcoin as a digital asset due to negative publicity or a decline in the general acceptance of digital assets. As such, any determination that Bitcoin or any other digital asset is a security under federal or state securities laws may adversely affect the value of Bitcoin and, as a result, the value of the Units.

To the extent that Bitcoin is determined to be a security, the Trust and the Sponsor may also be subject to additional regulatory requirements, including under the Investment Company Act of 1940 (the “Investment Company Act”), and the Sponsor may be required to register as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s Bitcoin at a time that is disadvantageous to Unitholders.

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

As corresponding increases in throughput lag behind growth in the use of digital asset networks, average fees and settlement times may increase considerably. For example, the Bitcoin Network has been, at times, at capacity, which has led to increased transaction fees. Since January 1, 2017, Bitcoin transaction fees have increased from $0.35 per Bitcoin transaction, on average, to a high of $55.16 per transaction, on average, on December 22, 2017. As of December 2022, Bitcoin transaction fees stood around $1 per transaction, on average. Increased fees and decreased settlement speeds could preclude certain uses for Bitcoin (e.g., micropayments), and could reduce demand for, and the price of, Bitcoin, which could adversely impact the value of the Units.

Many developers are actively researching and testing scalability solutions for public blockchains that do not necessarily result in lower levels of security or decentralization (e.g., off-chain payment channels like the Lightning Network, sharing, or off-chain computations). However, there is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of the Bitcoin Network transactions will be effective, or how long these mechanisms will take to become effective, which could adversely impact the value of the Units.

If a malicious actor or botnet obtains control of more than 50% of the processing power on the Bitcoin Network, or otherwise obtains control over the Bitcoin Network through its influence over core developers or otherwise, such actor or botnet could manipulate the Blockchain to adversely affect the value of the Units or the ability of the Trust to operate.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining on the Bitcoin Network, it may be able to alter the Blockchain on which transactions in Bitcoin rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could also control, exclude or modify the ordering of transactions. Although the malicious actor or botnet would not be able to generate new tokens or transactions using such control, it could “double-spend” its own tokens (i.e., spend the same tokens in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control. To the extent that such malicious actor or botnet did not yield its control of the processing power on the Bitcoin Network or the

Bitcoin community did not reject the fraudulent blocks as malicious, reversing any changes made to the Blockchain may not be possible. Further, a malicious actor or botnet could create a flood of transactions in order to slow down the Bitcoin Network.

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

A temporary or permanent fork or a “clone” could adversely affect the value of the Units.

The Bitcoin Network operates using open-source protocols, meaning that any user can download the software, modify it and then propose that the users and miners of Bitcoin adopt the modification. When a modification is introduced and a substantial majority of users and miners consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users and miners consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork” of the Bitcoin Network, with one group running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of Bitcoin running in parallel, yet lacking interchangeability. For example, in August 2017, Bitcoin forked into Bitcoin and a new digital asset, Bitcoin Cash, as a result of a several-year dispute over how to increase the rate of transactions that the Bitcoin Network can process. A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users and miners abandoning the digital asset with the flawed software. It is possible, however, that a substantial number of users and miners could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork.

Forks may also occur as a network community’s response to a significant security breach. For example, in June 2016, an anonymous hacker exploited a smart contract running on the Ethereum network to syphon approximately $60 million of ETH held by The DAO, a distributed autonomous organization, into a segregated account. In response to the hack, most participants in the Ethereum community elected to adopt a fork that effectively reversed the hack. However, a minority of users continued to develop the original blockchain, now referred to as “Ethereum Classic” with the digital asset on that blockchain now referred to as Ether Classic, or ETC. ETC now trades on several digital asset exchanges. A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users and miners abandoning the digital asset with the flawed software. It is possible, however, that a substantial number of users and miners could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork, as in the case of Ether and Ether Classic.

In addition, many developers have previously initiated hard forks in the Blockchain to launch new digital assets, such as Bitcoin Cash, Bitcoin Gold, Bitcoin Silver and Bitcoin Diamond. To the extent such digital assets compete with Bitcoin, such competition could impact demand for Bitcoin and could adversely impact the value of the Units.

Furthermore, a hard fork can lead to new security concerns. For example, when the Ethereum and Ethereum Classic networks split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum exchanges through at least October 2016. An Ethereum exchange announced in July 2016 that it had lost 40,000 units of Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Another possible result of a hard fork is an inherent decrease in the level of security due to significant amounts of mining power remaining on one network or migrating instead to the new forked network. After a hard fork, it may become easier for an individual miner or mining pool’s hashing power to exceed 50% of the processing power of the digital asset network that retained or attracted less mining power, thereby making digital assets that rely on proof-of-work more susceptible to attack.

Protocols may also be cloned. Unlike a fork, which modified an existing blockchain, and results in two competing networks, each with the same genesis block, a “clone” is a copy of a protocol’s codebase, but results in an entirely new blockchain and new genesis block. Tokens are created solely from the new “clone” network and, in contrast to forks, holders of tokens of the existing network that was cloned do not receive any tokens of the new network. A “clone” results in a competing network that has characteristics substantially similar to the network it was based on, subject to any changes as determined by the developer(s) that initiated the clone.

A future fork in or clone of the Bitcoin Network could adversely affect the value of the Units or the ability of the Trust to operate.

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

Unitholders may not receive the benefits of any forks, the Trust may not choose, or be able, to participate in an airdrop, and the timing of receiving any benefits from a fork, airdrop or similar event is uncertain. We refer to the right to receive any such benefit as an “Incidental Right” and any such virtual currency acquired through an Incidental Right as “Additional Currency.” There are likely to be operational, tax, securities law, regulatory, legal and practical issues that significantly limit, or prevent entirely, Unitholders’ ability to realize a benefit, through their interests in the Trust, from any such Additional Currency. For instance, unless specifically announced, the Custodian does not support airdrops, metacoins, colored coins, side chains, or other derivative, enhanced, or forked protocols, tokens, or coins which supplement or interact with a digital asset supported by the Custodian. In addition, the Sponsor may determine that there is no safe or practical way to custody the Additional Currency, or that trying to do so may pose an unacceptable risk to the Trust’s holdings in Bitcoin, or that the costs of taking possession and/or maintaining ownership of the Additional Currency exceed the benefits of owning the Additional Currency. Additionally, laws, regulation or other factors may prevent Unitholders from benefiting from the Additional Currency even if there is a safe and practical way to custody and secure the Additional Currency. For example, it may be illegal to sell or otherwise dispose of the Additional Currency, or there may not be a suitable market into which the Additional Currency can be sold (immediately after the fork or airdrop, or ever). The Sponsor may also determine, in consultation with its legal advisors and tax consultants, that the Additional Currency is, or is likely to be deemed, a security under federal or state securities laws. In such a case, the Sponsor would irrevocably abandon, as of any date on which the Trust creates Units, such Additional Currency if holding it would have an adverse effect on the Trust and it would not be practicable to avoid such effect by disposing of the Additional Currency in a manner that would result in Unitholders receiving more than insignificant value thereof. In making such a determination, the Sponsor expects to take into account a number of factors, including the definition of a “security” under Section 2(a)(1) of the Securities Act and Section 3(a)(10) of the Exchange Act, SEC v. W.J. Howey Co., 328 U.S. 293 (1946) and the case law interpreting it, as well as reports, orders, press releases, public statements and speeches by the SEC providing guidance on when a digital asset is a “security” for purposes of the federal securities laws.

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

Concerns have been raised about the electricity required to secure and maintain the Bitcoin Network. On January 3, 2023, in connection with the mining process, an all-time high of over 271 million tera hashing operations were performed every second, non-stop on the Bitcoin Network. Although measuring the electricity consumed by this process is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. The operations of the Bitcoin Network and other digital asset networks may also consume significant amounts of energy. Further, in addition to the direct energy costs of performing these calculations, there are indirect costs that impact the Bitcoin Network’s total energy consumption, including the costs of cooling the machines that perform these calculations. In recent months, due to these concerns around energy consumption, particularly as such concerns relate to public utilities companies, various states and cities have implemented, or are considering implementing, moratoriums on Bitcoin mining in their jurisdictions. For example, in November 2022, New York imposed a two-year moratorium on new proof-of-work mining permits at fossil fuel plants in the state. A significant reduction in mining activity as a result of such actions could adversely affect the security of the Bitcoin Network by making it easier for a malicious actor or botnet to manipulate the Blockchain, which could adversely affect the value of the Units or the ability of the Trust to operate. See “—If a malicious actor or botnet obtains control of more than 50% of the processing power on the Bitcoin Network, or otherwise obtains control over the Bitcoin Network through its influence over core developers or otherwise, such actor or botnet could manipulate the Blockchain to adversely affect an investment in the Shares or the ability of the Trust to operate.”

The failure of several prominent crypto trading venues and lending platforms has impacted and may continue to impact the broader crypto economy, which could have an adverse impact on the Trust.

Although the Trust has no direct exposure to any of the digital asset market participants that recently filed for Chapter 11 bankruptcy, such as Celsius Network (other than as a significant investor in the Trust), FTX or BlockFi Inc. (“BlockFi”), it may not be immune to unfavorable investor sentiment resulting from these recent events or other developments in the broader digital asset market. The Trust may also be negatively affected by further developments in the broader digital asset market, including, but not limited to, through indirect exposure to third-party market participants that have:

●	filed for bankruptcy, been decreed insolvent or bankrupt, made any assignment for the benefit of creditors, or have had a receiver appointed for them;
●	have experienced excessive redemptions or suspended redemptions or withdrawals of digital assets;
●	have the digital assets of their customers unaccounted for; or
●	have experienced material corporate compliance failures.

As a result of any direct or indirect exposure to adverse developments in the broader digital asset market, the Trust may be exposed to the risk of reputational harm.

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

The value of the Units relates directly to the value of the Bitcoins held by the Trust and fluctuations in the price of Bitcoin could adversely affect the value of the Units. The market price of Bitcoin may be highly volatile, and subject to a number of factors, including:

●	An increase in the global Bitcoin supply;
●	Manipulative trading activity on Bitcoin exchanges, which are largely unregulated;
●	The adoption of Bitcoin as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Bitcoin Network;
38

●	Forks in the Bitcoin Network;
●	Investors’ expectations with respect to interest rates, the rates of inflation of fiat currencies or Bitcoin, and digital asset exchange rates;
●	Consumer preferences and perceptions of Bitcoin specifically and digital assets generally;
●	Fiat currency withdrawal and deposit policies on Bitcoin exchanges;
●	The liquidity of Bitcoin markets;
●	Investment and trading activities of large investors that invest directly or indirectly in Bitcoin;
●	A “short squeeze” resulting from speculation on the price of Bitcoin, if aggregate short exposure exceeds the number of Units available for purchase;
●	An active derivatives market for Bitcoin or for digital assets generally;
●	Monetary policies of governments, trade restrictions, currency devaluations and revaluations and regulatory measures or enforcement actions, if any, that restrict the use of Bitcoin as a form of payment or the purchase of Bitcoin on the Bitcoin markets;
●	Global or regional political, economic or financial conditions, events and situations;
●	Events involving limited liquidity, defaults, non-performance or other adverse developments that impact financial institutions, counterparties or other companies in the financial services industry or the financial services industry generally, or concerns about any events of these kinds or other similar risks, such as the recent events involving the Federal Deposit Insurance Corporation’s (FDIC) decision to place Silicon Valley Bank and Signature Bank into receivership;
●	Fees associated with processing a Bitcoin transaction and the speed at which Bitcoin transactions are settled;
●	Interruptions in service from or failures of major Bitcoin exchanges;
●	Decreased confidence in Bitcoin exchanges due to the unregulated nature and lack of transparency surrounding the operations of Bitcoin exchanges, and the failure of several prominent crypto trading venues and lending platforms, such as FTX, Celsius Networks, Voyager and Three Arrows Capital in 2022;
●	Increased competition from other forms of digital assets or payment services;
●	Correlation between the prices of Bitcoin and other digital assets, a decrease in the price of other digital assets, including as a result of a crash in one or more digital assets or platforms, such as the May 2022 crash of the stablecoin Terra USD or widespread defaults on digital asset exchanges, trading venues or lending platforms, such as the crash and subsequent filing for bankruptcy protection of the digital asset lending platform Celsius Network; and
●	The Trust’s own acquisitions or dispositions of Bitcoin, since there is no limit on the number of Bitcoin that the Trust may acquire.

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

“Volatility” of an asset may be defined as a measure of the risk or price moves for the asset calculated from the standard deviation of day-to-day logarithmic historical price changes. The 30-day price volatility equals the annualized standard deviation of the relative price change for the 30 most recent trading days closing price, expressed as a percentage (source: Bloomberg).

Bitcoin has experienced significant price fluctuations, such as its historic decline of over $19,000 to less than $3,200 from December 2017 to December 2018, the price decline from over $59,000 to less than $34,000 during the period from May 7, 2021 to May 28, 2021, and the price decline from over $47,000 to less than $19,000 during the period from January 1, 2022 to June 18, 2022.

As of December 31, 2022, Bitcoin’s 30-day annualized price volatility denominated in U.S. dollars was 19.79%. Over the past five years, Bitcoin’s rolling 30-day annualized volatility has averaged 61% with a maximum value of 134.14% on April 2, 2020 and a minimum value of 18.99% on July 26, 2020. (Source: Bloomberg). Bitcoin has and may continue to experience rapid changes in volatility depending on market conditions. For example, in May of 2021, Bitcoin’s volatility transitioned from a volatility range of 39% to over 100% by June of 2021, where it stayed for 23 consecutive days.

Due to the unregulated nature and lack of transparency surrounding the operations of Bitcoin exchanges, they may experience fraud, business failures, security failures or operational problems, which may adversely affect the value of Bitcoin and, consequently, the value of the Units.

Bitcoin exchanges are relatively new and, in some cases, unregulated. Many trading platforms for digital assets are not subject to regulation to the same extent or in the same manner as other regulated trading platforms, such as Listing Exchanges or designated contract markets that face a variety of federal standards for fair access, cybersecurity and other areas of regulation. Bitcoin is susceptible to the dissemination of false or misleading information regarding material non-public information related to: the actions of regulators with respect to Bitcoin; order flow, such as plans of market participants to significantly increase or decrease their holdings in Bitcoin; new sources of demand, such as new exchange-traded products (“ETPs”) that would hold Bitcoin; or the decision of a Bitcoin-based ETP, a Bitcoin trading venue, or a Bitcoin wallet service provider with respect to how it would respond to a fork in the blockchain, which would create two different, non-interchangeable types of Bitcoin. Bitcoin trading activity is dispersed across markets and over-the-counter transactions worldwide, and there is no centralized, regulatory data source for Bitcoin trading statistics. Furthermore, while many prominent Bitcoin exchanges provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance, many Bitcoin exchanges do not provide this information. The Trust is not in a position to determine the extent to which the Bitcoin exchanges included in the Index are in compliance with regulatory requirements, as those exchanges are not affiliated with or managed by the Trust of the Sponsor. As a result, the marketplace may lose confidence in Bitcoin exchanges, including prominent exchanges that handle a significant volume of Bitcoin trading.

For example, in 2019 there were reports claiming that 80%-95% of Bitcoin trading volume on Bitcoin exchanges was false or non-economic in nature, with specific focus on unregulated exchanges located outside of the U.S. Such reports may indicate that the Bitcoin exchange market is significantly smaller than expected and that the U.S. makes up a significantly larger percentage of the Bitcoin exchange market than is commonly understood. Nonetheless, any actual or perceived false trading in the Bitcoin exchange market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of Bitcoin and/or negatively affect the market perception of Bitcoin.

In addition, over the past several years, some Bitcoin exchanges have been closed due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such Bitcoin exchanges were not compensated or made whole for the partial or complete losses of their account balances in such Bitcoin exchanges. While smaller Bitcoin exchanges are less likely to have the infrastructure and capitalization that make larger Bitcoin exchanges more stable, larger Bitcoin exchanges are more likely to be appealing targets for hackers and malware and may be more likely to be targets of regulatory enforcement action. For example, the collapse of Mt. Gox, which filed for bankruptcy protection in Japan in late February 2014, demonstrated that even the largest Bitcoin exchanges could be subject to abrupt failure with consequences for both users of Bitcoin exchanges and the Bitcoin industry as a whole. In particular, in the two weeks that followed the February 7, 2014 halt of Bitcoin withdrawals from Mt. Gox, the value of one Bitcoin fell on other exchanges from around $795 on February 6, 2014 to $578 on February 20, 2014. Additionally, in January 2015, BitStamp announced that approximately 19,000 Bitcoin had been stolen from its operational or “hot” digital wallets. Further, in August 2016, it was reported that almost 120,000 Bitcoins worth around $78 million were stolen from Bitfinex, a large Bitcoin exchange.

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

Negative perception, a lack of stability, and standardized regulation in the Bitcoin markets and the closure or temporary shutdown of Bitcoin exchanges due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in the Bitcoin Network and result in greater volatility in the prices of Bitcoin. Furthermore, the closure or temporary shutdown of a Bitcoin exchange used in calculating the Bitcoin Market Price may result in a loss of confidence in the Trust’s ability to determine its NAV on a daily basis. These potential consequences of such a Bitcoin exchange’s failure could adversely affect the value of the Units.

Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.

Beginning in the fourth quarter of 2021 and continuing throughout 2022, digital asset prices began falling precipitously. This has led to volatility and disruption in the digital asset markets and financial difficulties for several prominent industry participants, including digital asset exchanges, hedge funds and lending platforms. For example, in the first half of 2022, digital asset lenders Celsius Network LLC and Voyager Digital Ltd. and digital asset hedge fund Three Arrows Capital each declared bankruptcy. This resulted in a loss of confidence in participants in the digital asset ecosystem, negative publicity surrounding digital assets more broadly and market-wide declines in digital asset trading prices and liquidity.

Thereafter, in November 2022, FTX, the third largest digital asset exchange by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency. Shortly thereafter, FTX’s CEO resigned and FTX and several affiliates of FTX filed for bankruptcy. The U.S. Department of Justice (“DOJ”) subsequently brought criminal charges, including charges of fraud, violations of federal securities laws, money laundering, and campaign finance offenses, against FTX’s former CEO and others. FTX is also under investigation by the SEC, the DOJ, and the CFTC, as well as by various regulatory authorities in the Bahamas, Europe and other jurisdictions. In response to these events, the digital asset markets have experienced extreme price volatility and declines in liquidity, and regulatory and enforcement scrutiny has increased, including from the DOJ, the SEC, the CFTC, the White House and Congress. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi and Genesis Global Capital, LLC. The SEC also brought charges against Genesis Global Capital, LLC and Gemini Trust Company, LLC on January 12, 2023 for their alleged unregistered offer and sale of securities to retail investors.

These events have led to significant negative publicity around digital asset market participants. This publicity could negatively impact the reputation of the Sponsor and have an adverse effect on the trading price and/or the value of the Units. Moreover, sales of a significant number of Units of the Trust as a result of these events could have a negative impact on the trading of the Units.

These events are continuing to develop at a rapid pace and it is not possible to predict at this time all of the risks that they may pose to the Sponsor, the Trust, their affiliates and/or the Trust’s third-party service providers, or on the digital asset industry as a whole.

Continued disruption and instability in the digital asset markets as these events develop, including further declines in the trading prices and liquidity of Bitcoin, could have a material adverse effect on the value of the Units and the Units could lose all or substantially all of their value.

Competition from the emergence or growth of other digital assets or methods of investing in Bitcoin could have a negative impact on the price of Bitcoin and adversely affect the value of the Units.

Bitcoin was the first digital asset to gain global adoption and critical mass, and as a result, it has a “first to market” advantage over other digital assets. As of January 6, 2023, Bitcoin was the largest digital asset by market capitalization and had the largest user base and largest combined mining power. Despite this first to market advantage, as of January 6, 2023, there were over 8,000 alternative digital assets tracked by CoinMarketCap.com, having a total market-capitalization of approximately $825 billion (including the approximately $326 billion market cap of Bitcoin), as calculated using market prices and total available supply of each digital asset. In addition, many consortiums and financial institutions are also researching and investing resources into private or permissioned blockchain platforms rather than open platforms like the Bitcoin Network. Competition from the emergence or growth of alternative digital assets could have a negative impact on the demand for, and price of, Bitcoin and thereby adversely affect the value of the Units.

Investors may invest in Bitcoin through means other than the Units, including through direct investments in Bitcoin and other potential financial vehicles, possibly including securities backed by or linked to Bitcoin and digital asset financial vehicles similar to the Trust. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in Bitcoin directly, which could limit the market for, and reduce the liquidity of, the Units. In addition, to the extent digital asset financial vehicles other than the Trust tracking the price of Bitcoin are formed and represent a significant proportion of the demand for Bitcoin, large purchases or redemptions of the securities of these digital asset financial vehicles, or private funds holding Bitcoin, could negatively affect the Bitcoin Market Price, the price of the Units, the NAV and the NAV per Unit.

Failure of funds that hold digital assets or that have exposure to digital assets through derivatives to receive SEC approval to list their shares on exchanges could adversely affect the value of the Units.

There have been a growing number of attempts to list on national securities exchanges the shares of funds that hold digital assets or that have exposures to digital assets through derivatives. These investment vehicles attempt to provide institutional and retail investors exposure to markets for digital assets and related products. The SEC has repeatedly denied such requests. On January 18, 2018, the SEC’s Division of Investment Management outlined several questions that sponsors would be expected to address before the SEC will consider granting approval for funds holding “substantial amounts” of cryptocurrencies or “cryptocurrency-related products.” The questions, which focus on specific requirements of the Investment Company Act, generally fall into one of five key areas: valuation, liquidity, custody, arbitrage and potential manipulation. The SEC has not explicitly stated whether each of the questions set forth would also need to be addressed by entities with similar products and investment strategies that instead pursue registered offerings under the Securities Act, although such entities would need to comply with the registration and prospectus disclosure requirements of the Securities Act. Requests to list the shares of other funds on national securities exchanges have also been submitted to the SEC. Although the SEC approved several futures-based

Bitcoin ETFs in October 2021, it has not approved any requests to list the shares of digital asset funds like the Trust to date. The requests to list the shares of digital asset funds submitted by the Chicago Board Options Exchange (“CBOE”) and the NYSE Arca in 2019 were withdrawn or received disapprovals. Subsequently, NYSE Arca and CBOE filed several new requests to list shares of various digital asset funds in 2021. Several of those requests were recently denied by the SEC in 2021 and to date in 2022. The exchange listing of shares of digital asset funds would create more opportunities for institutional and retail investors to invest in the digital asset market. If exchange-listing requests are not approved by the SEC and further requests are ultimately denied by the SEC, increased investment interest by institutional or retail investors could fail to materialize, which could reduce the demand for digital assets generally and therefore adversely affect the value of the Units.

NAV may not always correspond to the weighted-average market price of Bitcoin and, as a result, Units may be purchased (or redeemed, if ever permitted) at a value that differs from the secondary market price of the Units.

The NAV of the Trust will change as fluctuations occur in the market price of the Trust’s Bitcoin Holdings. Unitholders should be aware that the secondary market trading price of a Unit may be different from the NAV per Unit (i.e., Units may trade at a premium over, or a discount to, the NAV), and similarly the secondary market trading price per Unit may be different from the NAV per Unit, for a number of reasons, including price volatility, trading volume and any closings of Bitcoin trading platforms due to fraud, failure, security breaches or otherwise. Consequently, an investor may be able to purchase Units from the Trust at a discount or a premium to the market trading price per Unit (if and when Units trade on a secondary trading market). This price difference may be due, in large part, but not exclusively, to the fact that supply and demand forces at work in the secondary trading market for Units are related, but not identical, to the supply and demand forces influencing the market price of Bitcoin. Unitholders also should note that the size of the Trust in terms of total Bitcoin held may change substantially over time and as Units are issued and redeemed (if ever permitted).

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

If the processes of issuance and trading of the Units encounter any unanticipated difficulties, potential market participants who would otherwise be willing to purchase or redeem Units to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Units and the price of the underlying Bitcoin may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. If this is the case, the liquidity of Units may decline and the price of the Units may fluctuate independently of the price of Bitcoin and may fall. In addition, the Sponsor may postpone, suspend or reject purchase orders, as applicable, for a variety of permitted reasons under certain circumstances. To the extent such orders are postponed, suspended or rejected, the arbitrage mechanism resulting from the process through which investors purchase Units directly from the Trust may fail to closely link the price of the Units to the value of the underlying Bitcoin, as measured using the Bitcoin Market Price. If this is the case, the liquidity of the Units may decline and the price of the Units may fluctuate independently of the Bitcoin Market Price and may fall. The Units have experienced significant premiums since their commencement of trading in the OTC Markets and on OTCQX and may continue to do so in the future. Information about the Trust’s historical trading prices, including its premiums is located under “Secondary Market Trading.”

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

Bitcoin exchanges operate websites on which users can trade Bitcoin for U.S. dollars, currencies of other governments and other cryptocurrencies. Trades on Bitcoin exchanges are unrelated to transfers of Bitcoin between users via the Bitcoin network. Bitcoin trades on exchanges are recorded on the exchange’s internal ledger only and each internal ledger entry for a trade will correspond to an entry for an offsetting trade in U.S. dollars or other government currency. To sell Bitcoin on a Bitcoin exchange, a user will transfer Bitcoin (using the Bitcoin network) from him or herself to the Bitcoin exchange. Conversely, to buy Bitcoin on a Bitcoin exchange, a user will transfer U.S. dollars or other government currency to the Bitcoin exchange. After completing the transfer of Bitcoin or U.S. dollars, the user will execute his or her trade and withdraw either the Bitcoin (using the Bitcoin network) or the U.S. dollars back to the user. Bitcoin exchanges are an important part of the Bitcoin industry.

Bitcoin exchanges have a limited history. Since 2009, several Bitcoin exchanges have been closed or experienced disruptions due to fraud, failure, security breaches or distributed denial of service attacks, a/k/a “DDoS Attacks.” In many of these instances, the customers of such exchanges were not compensated or made whole for the partial or complete losses of their funds, Bitcoin or other cryptocurrencies held at the exchanges. In 2014, the largest Bitcoin exchange at the time, Mt. Gox, filed for bankruptcy in Japan amid reports the exchange lost up to 850,000 Bitcoin, valued then at over $450 million. Bitcoin exchanges are also appealing targets for hackers and malware. In August 2016, Bitfinex, an exchange located in Hong Kong, reported a security breach that resulted in the theft of approximately 120,000 Bitcoin valued at the time at approximately $72 million, a loss which was allocated to all Bitfinex account holders (rather than just specified holders whose digital wallets were affected directly), regardless of whether the account holder held Bitcoin or cash in their account. In February 2017 following a statement by the People’s Bank of China, China’s three largest exchanges (BTCC, Huobi and OKCoin) suspended withdrawals of users’ Bitcoin. Although withdrawals were permitted to resume in late May 2017, Chinese regulators in September 2017 issued a directive to Chinese exchanges to cease operations with respect to Chinese users by September 30, 2017. In July 2017, FinCEN and the U.S.

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

Because the Trust relies on the 4:00 p.m., New York time price of Bitcoin traded on Coinbase Pro to determine the Bitcoin Market Price, which is the basis for the Trust’s NAV, any disruption to Coinbase Pro’s operations affecting the Trust’s ability to value Bitcoin could negatively affect the ability to determine the Trust’s NAV per Unit, both during the disruption and until the impact of the disruption is absorbed by the marketplace. Moreover, because Coinbase Pro is not regulated as a national securities exchange by the SEC or otherwise as an exchange by a federal regulator, there may be greater risk in relying on Coinbase Pro as the reference for the Bitcoin Market Price which used for the Trust’s NAV. For example, there may be greater risk of price fluctuations, front running and price manipulation than if Coinbase Pro were regulated as an exchange, Coinbase Pro is also a relatively new market, having started operations fewer than ten years ago, and it could be subject to more operational problems than more established, more highly regulated markets, such as national securities exchanges.

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

Because of the lack of an ongoing redemption program for Unitholders that invest directly into the Trust (as opposed to Unitholders who acquire Units in the public secondary trading market) there is no arbitrage mechanism to keep the price of the Units closely linked to the value of the underlying Bitcoin holdings held by the Trust, less the Trust’s expenses and other liabilities, on any secondary trading market.

Because of the lack of an ongoing redemption program for Unitholders that invest directly into the Trust, the Trust cannot rely on arbitrage opportunities resulting from differences between the price of the Units and the price of Bitcoin. As a result, the value of the Units may not approximate, and the Units may trade at a substantial premium over, or discount to, the value of the Bitcoin holdings, less the Trust’s expenses and other liabilities, on any secondary trading market. Investors who purchase Units in the secondary market that are trading at a substantial premium over, or discount to, the NAV per Unit may not be able to realize losses or gains if the premium decreases, or discount increases, after the purchase of Units. At times when the Units trade at a substantial premium to the NAV per Unit, investors who purchase Units on OTCQX may pay substantially more for their Units than investors who purchase Units in the private placements.

The Trust has only a limited performance history.

The Trust has only a limited operating history. Therefore, a potential Unitholder has little performance history, aside from the historical price of Bitcoin, to serve as a factor in evaluating an investment in the Trust.

The value of the Units could decrease if unanticipated operational or trading problems arise.

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

Unitholders in the Trust will pay fees and expenses in connection with their investment in Units, including the Management Fee at an annualized rate of 0.49% of the average daily NAV of the Trust. The Sponsor will bear the Assumed Expenses; provided, however, that the Trust shall be responsible for the Excluded Expenses and the Extraordinary Expenses.

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

The Trust’s Bitcoin holdings are held by a custodian subject to security methods and procedures designed to ensure the Trust’s control over those holdings and keep those holdings safe from unauthorized use, theft or other misuse. However, no security measures can provide assurance that the Trust’s Bitcoin holdings will not be affected by theft, misuse, cybersecurity breaches or other harms. FDAS was engaged to keep in safe custody the Trust’s digital assets for the period ended December 31, 2021 and until the Trust transferred its custodied digital assets to Coinbase Custody on March 10, 2022. The Trust provided notice of termination of the custodial services agreement with FDAS on March 11, 2022, which was effective on April 10, 2022. The terms of the Custodial Services Agreement with Coinbase Custody limit the liability of the custodian. In this respect, Coinbase Custody’s liability with respect to the Trust will never exceed the value of the Bitcoins on deposit in the digital asset account at the time of, and directly relating to, the events giving rise to the liability occurred, as determined in accordance with the Custodial Services Agreement. In addition, the maximum liability with respect to each cold storage address is limited to $100,000,000.

The Custodian is subject to certain risks related and challenges, including cybersecurity risks such as ransomware, malicious code, destructive malware and other hidden threats, fake antiviruses, spyware, phishing and other imposter style attacks. The Custodian manages such risks through the Coinbase Global Information Security Program Policy (“Information Security Policy”). However, the Custodian may not be able to prevent all illicit activity and may be the victim of a hack by illicit actors. For example, between March and May 2021, illicit actors gained unauthorized access to the accounts of Coinbase customers via an indeterminate method, where the illicit actors gained knowledge of the email address, password, and phone number associated with certain Coinbase customer accounts. With such information and for customers who use SMS texts for two-factor authentication, the illicit actor took advantage of a flaw in Coinbase’s SMS Account Recovery process in order to receive an SMS two-factor authentication token and gain access to the customer’s account. At least 6,000 Coinbase customers had funds removed from their accounts. The Custodian addresses such challenges by ensuring its Information Security Policy is reviewed and updated at least annually, and which must be presented to the Board of Directors. Coinbase Custody’s cold storage solution has not had a publicly disclosed incident of, nor are we aware of any incident of, lost client funds, to date. While the Trust has taken and will continue to take steps to secure its assets, the Trust’s assets are continuously subject to risks of theft, fraud and other security breaches, and some or all of the Trust’s assets may be lost or otherwise compromised as a result of such security breaches.

The Custodian is not liable for any lost profits or any special, incidental, indirect, intangible, or consequential damages arising out of or in connection with authorized or unauthorized use of the Coinbase Custody site or the custodial services.

The Custodian and its affiliates are not liable (a) for any amount greater than the value of Bitcoin on deposit in the Custodial Account at the time of the events giving rise to the liability (the value of which shall be calculated at the average U.S. dollar ask price, at the time of the loss, of the three (3) largest exchanges (by trailing 30-day volume) which offer the relevant digital currency or digital asset/USD trading pair, as relevant, subject to the per address limitation as described below) and/or (b) for any lost profits or any special, incidental, indirect, intangible, or consequential damages arising out of or in connection with authorized or unauthorized use of the Coinbase Custody site or the custodial services. The Custodian does not make any representations or warranties that access to the site or any part of the custodial services will be continuous, uninterrupted, or timely; be compatible or work with any software, system or other services; or be secure, complete, free of harmful code, or error-free.

The Custodian does not bear any liability for any damage or interruptions caused by any computer viruses or other malware that may affect the Trust’s computer or other equipment, or any phishing, spoofing or other attack, unless such damage or interruption directly resulted from the Custodian’s gross negligence, fraud, or willful misconduct. Such gross negligence, fraud, or willful misconduct will be determined on a facts and circumstances basis and may include activity such as failing to timely react to a cybersecurity incident, preventable fraudulent activity, and the willful misconduct of Coinbase Custody representative officers, directors, and employees. In any case, the Custodian is not liable for any amount greater than the value of the Bitcoin holdings and its maximum liability for each cold storage address is limited to $100,000,000.

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

Unitholders may be adversely affected by redemption orders that are subject to postponement, suspension, or rejection under certain circumstances.

If redemptions of Units are ever permitted, the Sponsor may nevertheless, in its discretion, suspend the right of redemption or postpone the redemption settlement date if (1) the order is not in proper form as determined by the Trust or Sponsor, (2) during an emergency as a result of which delivery, disposal or evaluation of Bitcoin is not reasonably practicable, or (3) for such other period as the Sponsor determines to be necessary for the protection of Unitholders. Any such postponement, suspension or rejection could adversely affect a redeeming investor. For example, the resulting delay may adversely affect the value of the investor’s redemption proceeds if the NAV of the Trust declines during the period of delay. The Trust disclaims any liability for any loss or damage that may result from any such suspension or postponement.

As a Unitholder, you will not have the rights normally associated with ownership of Units of other types of investment vehicles. For example, in comparison to those of securityholders in traditional operating companies, you will have no voting rights.

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

Under Section 7.4 of the Trust Agreement, no Unitholder shall have the right to bring or maintain a derivative action, suit or other proceeding on behalf of the Trust unless two or more Unitholders who (i) are not affiliates of one another and (ii) collectively hold at least 10% of the outstanding Units join in the bringing or maintaining of such action, suit or other proceeding. This provision applies to any derivative actions brought in the name of the Trust other than claims under the federal securities laws and the rules and regulations thereunder. Due to this additional requirement, a Unitholder attempting to bring or maintain a derivative action in the name of the Trust will be required to locate other Unitholders with which it is not affiliated and that have sufficient Units to meet the 10.0% threshold based on the number of Units outstanding on the date the claim is brought and thereafter throughout the duration of the action, suit or proceeding. A minority Unitholder may have difficulties attempting to locate other Unitholders to reach the 10% threshold under this provision and may result in increased costs to a Unitholder attempting to seek redress in the name of the Trust in court, further limiting investors’ right to bring derivative actions on behalf of the Trust.

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

There is a risk that part or all of the Trust’s Bitcoin could be lost, stolen or destroyed. Hackers or malicious actors may launch attacks to steal or compromise cryptocurrencies, such as by attacking the network source code, exchange miners, third-party platforms, cold and hot storage locations or software, or by other means. Digital asset transactions and accounts are not insured by any type of government program and cryptocurrency transactions generally are permanent by design of the networks. Certain features of digital asset networks, such as decentralization, the open-source protocols, and the reliance on peer-to-peer connectivity, may increase the risk of fraud or cyber-attack by potentially reducing the likelihood of a coordinated response.

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

The legal rights of customers with respect to digital assets held on their behalf by a third-party custodian, such as the Custodian, in insolvency proceedings are currently uncertain. The Custody Agreement contains an agreement by the parties to treat the digital assets credited to the Trust’s account as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”), in addition to stating that the Custodian will serve as fiduciary and custodian on the Trust’s behalf. The Custodian’s parent, Coinbase Global Inc., has stated in its most recent public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate in the event the Custodian were to experience insolvency. However, due to the novelty of digital asset custodial arrangements courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. If the Custodian became subject to insolvency proceedings and a court were to rule that the custodied digital assets were part of the Custodian’s general estate and not the property of the Trust, then the Trust would be treated as a general unsecured creditor in the Custodian’s insolvency proceedings and the Custodian’s assets may not be adequate to satisfy a claim by the Trust. As such, the Trust could be subject to the loss of all or a significant portion of its assets.

Risks Associated with the Index

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

As previously announced, we have concluded that certain of our previously issued financial statements should not be relied upon. We restated our previously issued audited financial statements as of and for the year ended December 31, 2020 and the interim period ended March 31, 2021. The restatement could continue to expose us to additional risks that could have a negative effect on the Trust. In particular, we incurred some unanticipated expenses and costs, including audit, legal and other professional fees, in connection with the restatement of our previously issued financial statements and the remediation of a material weakness in our internal control over financial reporting, including hiring new personnel and enhancing our policies and procedures. To the extent these steps are not successful, we could be forced to incur additional time and expense. Our Sponsor’s management attention was also diverted from some aspects of the operation of our business in connection with the restatement and these ongoing remediation efforts.

We previously identified a material weakness in our system of internal controls. While we believe the material weakness has been fully remediated, new material weaknesses could result in additional material misstatements in our financial statements. We may be unable to develop, implement and maintain appropriate controls in future periods.

We identified a material weakness in our internal control over financial reporting as a result of the restatement of the previously audited financial statements for the year ended December 31, 2020 and the interim period ended March 31, 2021, and we also concluded that our internal controls and procedures were not effective as of December 31, 2021, March 31, 2022, June 30, 2022 and September 30, 2022. This material weakness resulted in identified misstatements to the financial statements, and previously issued financial statements were restated. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Although we believe that we have fully remedied the ineffectiveness of our internal control over financial reporting and disclosure controls and procedures, there can be no assurance that additional material weakness could occur in the future. Further and continued determinations that there are one or more material weaknesses in the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures could adversely affect our business, reputation, revenues, results of operations, financial condition and stock price and limit our ability to access the capital markets through equity or debt issuances.

Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each annual report on Form 10-K to be filed with the SEC. This assessment will require disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. If we, or our independent registered public accounting firm, determine that our internal control over financial reporting is not effective, discover areas that need improvement in the future or discover a material weakness, these shortcomings could have an adverse effect on our business and financial results, and the price of our units could be negatively affected.

Any dispute regarding the subscription agreement will be resolved by arbitration, which follows different procedures than in-court litigation and may be more restrictive to Unitholders asserting claims than in-court litigation.

The subscription agreement that Unitholders enter into provides that the sole forum for any dispute arising thereunder will be arbitration conducted in New York, New York in accordance with the rules of the American Arbitration Association. As a result, Unitholders will not be able to pursue litigation in state or federal court for any disputes pertaining to the subscription agreement. Arbitration is intended to be the exclusive means for resolving such disputes or claims arising thereunder except for claims made under the federal securities laws. Costs in arbitration proceedings may be higher than those in litigation proceedings, and Unitholders may face limited access to information and other imbalances of resources. This provision can discourage claims against us because it limits the ability of Unitholders to bring a claim in a judicial forum that they find favorable. As arbitration provisions in commercial agreements have generally been respected by federal courts and state courts, we believe that the arbitration provision in the subscription agreement is enforceable, however, the issue of enforceability is not free from doubt. To the extent that one or more of the provisions in our subscription agreement with respect to the arbitration were to be found by a court to be unenforceable, we would abide by such decision. We do not intend for secondary purchasers of Unitholders to be bound by the arbitration provision in the subscription agreement.

Unitholders are bound by the fee-shifting provision contained in the subscription agreement, which may discourage actions against us.

The subscription agreement also provides that if any legal action or any arbitration or other proceeding is brought for the enforcement of the subscription agreement or because of an alleged dispute, breach, default or misrepresentation in connection with any of the provisions in the subscription agreement, the successful or prevailing party or parties shall be entitled to recover reasonable attorneys’ fees and their costs incurred in that action nor proceedings, in addition to any other relief to which they may be entitled; provided, however, that the foregoing shall not apply to any claim, suit, action or proceeding brought to enforce any duty or liability created by the federal securities laws. In the event a Unitholder initiates or asserts a claim against us, including the Trust, our Sponsor and its officers, in accordance with the dispute resolution provisions contained in the subscription agreement and the Unitholder does not prevail, the Unitholder will be obligated to reimburse us for all reasonable costs and expenses incurred in connection with such claim, including, but not limited to, reasonable attorney’s fees and expenses and costs of appeal, if any. The subscription agreement does not define what constitutes a successful or prevailing party, though we intend to apply a broad interpretation to such provision to apply the fee-shifting provision broadly. We, including our Sponsor and its officers, reserve the ability to seek to enforce such provision against a former or current Unitholder, including those who purchase Units in a secondary transaction, depending on the nature and facts of the claim made or instituted by the Unitholder, however, whether a specific judgment satisfies the applicable criteria and the extent of recovery for applicable fees and expenses will be subject to judicial interpretation. The provision could discourage Unitholder lawsuits that might otherwise benefit the Trust or its Unitholders.

Under Delaware law, “fee shifting by contract . . . [is] enforceable self-ordering by contractual parties.” Manti Holdings, LLC v. Authentix Acquisition Company, Inc., 2020 WL 4596838, at 6 (Del. Ch Aug. 11, 2020), aff’d, 261 A.3d 1199 (Del. 2021). While there are statutes prohibiting fee-shifting provisions in corporations’ charters and bylaws with respect to intra-corporate litigation, fee-shifting provisions in agreements between corporations and their stockholders have been found acceptable. See id. at *7-*8. Delaware courts have also confirmed that, where a corporation and a stockholder are parties to a negotiated transaction (e.g., a shareholders agreement), either party thereto can enforce an agreed-upon fee-shifting provision against each other. See id. at *8-*9. We are not aware of any Delaware case law or statutes indicating that a statutory trust would be treated any differently to a corporation or any other business entity with regard to its ability to enforce the fee-shifting provision in a contract between any entity and its owner. Moreover, “[i]t is the policy of [The Delaware Statutory Trust Act] to give maximum effect to the principle of freedom of contract and to the enforceability of governing instruments.” 8 Del. C. 3828(b). Although we believe the fee-shifting provision is enforceable, the enforceability of fee-shifting provisions has been challenged in legal proceedings, and it is possible that a court could find this type of provision to be inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings.

The Trust relies on third-party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose a challenge to the safekeeping of the Trust’s Bitcoins and to the operations of the Trust.

The Trust relies on the Custodian and other third-party service providers to perform certain functions essential to managing the affairs of the Trust. Any disruptions to such service providers’ business operations, resulting from business failures, financial instability, security failures, government mandated regulation or operational problems, could have an adverse impact on the Trust’s ability to access critical services and be disruptive to the operations of the Trust and require the Sponsor to replace such service provider. Moreover, the Sponsor could decide to replace a service provider to the Trust for other reasons.

If the Sponsor is required to replace any other service provider, they may not be able to find a party willing to serve in such capacity in a timely manner or at all. If the Sponsor decides, or is required, to replace a third-party service provider, this could negatively impact the Trust’s ability to operate the Trust and could have a negative impact on the value of the Units.

Pandemics, epidemics and other natural and man-made disasters could negatively impact the value of the Trust’s holdings and/or significantly disrupt its affairs.

Pandemics, epidemics and other natural and man-made disasters could negatively impact demand for digital assets, including Bitcoin, and disrupt the operations of many businesses, including the businesses of the Trust’s service providers. For example, the COVID-19 pandemic had serious adverse effects on the economies and financial markets of many countries, resulting in increased volatility and uncertainty in economies and financial markets of many countries and in the digital asset markets. Moreover, governmental authorities and regulators throughout the world have in the past responded to major economic disruptions, including as a result of the COVID-19 pandemic, with a variety of fiscal and monetary policy changes, such as quantitative easing, new monetary programs and lower interest rates. An unexpected or quick reversal of any such policies, or the ineffectiveness of such policies, could increase volatility in economies and financial markets generally, and could specifically increase volatility in digital asset markets, which could adversely affect the value of Bitcoin and the value of the Units.

Risk Factors Related to the Regulation of the Trust and the Units

Regulation of the Bitcoin industry continues to evolve and is subject to change; future regulatory developments are impossible to predict but may significantly and adversely affect the Trust.

Both domestic and foreign regulators and governments have focused on regulation of Bitcoin. In the U.S., developments include the following:

●	On May 7, 2014 the SEC published an investor alert that highlighted fraud and other concerns relating to certain investment opportunities denominated in Bitcoin and fraudulent and unregistered investment schemes targeted at participants in online Bitcoin forums. On July 25, 2017, the SEC issued a Report of Investigation (the “Report”) which concluded that digital assets or tokens issued for the purpose of raising funds may be securities within the meaning of the federal securities laws. The Report emphasized that whether a digital asset is a security is based on the particular facts and circumstances, including the economic realities of the transactions. On January 7, 2020, the SEC issued a press release announcing that digital assets and electronic investments, would be at the top of the SEC’s priorities for 2020. The SEC continues to take action against persons or entities misusing Bitcoin in connection with fraudulent schemes (i.e., Ponzi scheme), inaccurate and inadequate publicly disseminated information, and the offering of unregistered securities.
51

●	On September 17, 2015, the CFTC provided clarity regarding the regulatory treatment of Bitcoin in the Coinflip civil enforcement case. There the CFTC determined that Bitcoin and other virtual currencies are regulated as commodities under the CEA. Based on this determination, the CFTC applied Commodity Exchange At provisions and CFTC regulations to a Bitcoin derivatives trading platform. Also of significance, the CFTC took the position that Bitcoin is not encompassed by the definition of currency under the Commodity Exchange Act and CFTC regulations. The CFTC defined Bitcoin and other “virtual currencies” as “a digital representation of value that functions as a medium of exchange, a unit of account, and/or a store of value, but does not have legal tender status in any jurisdiction. Bitcoin and other virtual currencies are distinct from ‘real’ currencies, which are the coin and paper money of the United States or another country that are designated as legal tender, circulate, and are customarily used and accepted as a medium of exchange in the country of issuance.” On July 6, 2017, the CFTC granted LedgerX, LLC an order of registration as a Swap Execution Facility for digital assets and on July 24, 2017, the CFTC approved LedgerX, LLC as the first derivatives clearing organization for digital currency. On September 21, 2017, the CFTC filed a civil enforcement action in federal court against a New York corporation and its principal, charging them with fraud, misappropriation, and issuing false account statements in connection with a Ponzi scheme involving investments in Bitcoin, which the CFTC asserted is a commodity subject to its jurisdiction. On October 17, 2017, the CFTC’s LabCFTC office issued A CFTC Primer on Virtual Currencies (“Primer”). As noted in the Primer, beyond instances of fraud or manipulation, the CFTC staff does not claim general jurisdiction over “spot” or cash-market exchanges and transactions involving virtual currencies that do not utilize margin, leverage or financing. On December 1, 2017, the CFTC approved the self-certification of binary Bitcoin options for the Cantor Exchange and exchange-traded Bitcoin futures contracts for the Chicago Mercantile Exchange Inc. and CBOE Futures Exchange. On December 15, 2017, the CFTC issued a proposed interpretation of the “actual delivery” requirements with respect to virtual currencies under the CEA. Section 2(c)(2)(D) of the Commodity Exchange Act provides the CFTC with direct oversight authority over “retail commodity transactions” – defined as agreements, contracts or transactions in any commodity that are entered into with, or offered to retail market participants on a leveraged or margined basis, or financed by the offeror, the counterparty or a person acting in concert with the offeror or counterparty on a similar basis. Such a transaction is subject to the Commodity Exchange Act as if it were a commodity future. The statute contains an exception for contracts of sale that result in “actual delivery” within 28 days from the date of the transaction. The proposed interpretation establishes two primary factors necessary to demonstrate “actual delivery” of retail commodity transactions in virtual currency: (1) a customer having the ability to: (i) take possession and control of the entire quantity of the commodity, whether it was purchased on commerce (both within and away from any particular platform) no later than 28 days from the date of the transaction; and (2) the offeror and counterparty seller (including any of their respective affiliates or other persons acting in concert with the offeror or counterparty seller on a similar basis) not retaining any interest in or control over any of the commodity purchased on margin, leverage, or other financing arrangement at the expiration of 28 days from the date of the transaction.
●	Currently, the CFTC takes the position that Bitcoin is a commodity, although it has not issued regulations to formalize this position. The Trust is not registered as a commodity pool for purposes of the CEA, and the Sponsor is not registered as a commodity pool operator, a commodity trading advisor or otherwise. The Trust and the Sponsor will continue to monitor and evaluate whether any such registrations may be or may become required.
●	On March 25, 2014, the “IRS released the Notice noting that Bitcoin will be treated as property for U.S. Federal income tax purposes and that Bitcoin may be held as a capital asset. On October 9, 2019, the IRS released the Revenue Ruling and published the FAQs on reporting virtual currency transactions. The Revenue Ruling provides more guidance to taxpayers and tax practitioners regarding the treatment of a cryptocurrency hard forks and airdrops. The FAQs provide guidance on how to report virtual currency transactions for those who hold virtual currency as a capital asset.
52

●	On March 18, 2013, FinCEN issued interpretive guidance relating to the application of the Bank Secrecy Act to distributing, exchanging and transmitting “virtual currencies.” More specifically, it determined that a user of virtual currencies (such as Bitcoin) for its own account will not be considered a money service business (“MSB”) or be required to register, report and perform recordkeeping; however, an administrator or exchanger of virtual currency must be a registered money services business under FinCEN’s money transmitter regulations. As a result, Bitcoin exchanges that deal with U.S. residents or otherwise fall under U.S. jurisdiction are required to obtain licenses and comply with FinCEN regulations. FinCEN released additional guidance clarifying that, under the facts presented, miners acting solely for their own benefit, software developers, hardware manufacturers, escrow service providers and investors in Bitcoin would not be required to register with FinCEN on the basis of such activity alone, but that Bitcoin exchanges, certain types of payment processors and convertible digital asset administrators would likely be required to register with FinCEN on the basis of the activities described in the October 2014 and August 2015 letters. FinCEN has also taken significant enforcement steps against companies alleged to have violated its regulations, including the assessment in July 2017 of a civil money penalty in excess of $110 million against BTC-e for alleged willful violation of U.S. anti-money laundering laws. On May 9, 2019 FinCEN published a guidance entitled “Application of FinCEN’s Regulations to Certain Business Models Involving Convertible Virtual Currencies.” In that guidance, FinCEN consolidated and clarified regulatory requirements and prior guidance since 2011. In February 2020, former U.S. Treasury Secretary Steven Mnuchin testified in Congress that FinCEN was set to release new requirements related to cryptocurrencies. In December 2020, FinCEN released a notice of proposed rulemaking setting forth proposed U.S. anti-money laundering regulations that would expand the application of U.S. anti-money laundering rules to virtual currencies. Such rules have not yet been finalized.
●	In a report titled “Strategies for Improving the U.S. Payment System,” published in January 2015 by the Federal Reserve, “Digital Value Transfer Vehicles” technology was identified for further exploration and monitoring. Since then, the Federal Reserve Chairman, Jerome Powell confirmed that the Federal Reserve is in the initial stages of exploring and analyzing the “costs and benefits of pursuing” a central bank digital currency initiative.
●	In June 2015, the New York Department of Financial Services (the “NYDFS”) finalized a rule that requires most businesses involved in digital currency business activity in or involving New York, excluding merchants and consumers, to apply for a license (“BitLicense”) from the NYDFS and to comply with anti-money laundering, cyber security, consumer protection, and financial and reporting requirements, among others. As an alternative to the BitLicense in New York, firms can apply for a charter to become limited purpose trust companies qualified to engage in digital currency business activity. Other states have considered regimes similar to the BitLicense or have required digital currency businesses to register with their states as money transmitters, such as Washington and Georgia, which results in digital currency businesses being subject to requirements similar to those of NYDFS’ BitLicense regime. Certain state regulators, such as the Texas Department of Banking, Kansas Office of the State Bank Commissioner and the Illinois Department of Financial and Professional Regulation, have found that mere transmission of Bitcoin, without activities involving transmission of fiat currency, does not constitute money transmission requiring licensure. The North Carolina Commissioner of Banks has issued guidance providing that North Carolina’s money transmission regulations only apply to the transmission of digital currency and not its use. In July 2017, Delaware amended its General Corporation Law to provide for the creation and maintenance of certain required records by blockchain technology and permit its use for electronic transmission of stockholder communications.
●	On September 15, 2015, the Conference of State Bank Supervisors finalized their proposed model regulatory framework for state regulation of participants in “virtual currency activities.” The Conference of State Bank Supervisors’ proposed framework is a non-binding model and would have to be independently adopted, in sum or in part, by state legislatures or regulators on a case-by-case basis. In July 2017, the Uniform Law Commission (the “ULC”), a private body of lawyers and legal academics from the several U.S. states, voted to finalize and approve a uniform model state law for the regulation of virtual currency businesses, including Bitcoin (the “Uniform Virtual Currency Act”). Having been approved by the ULC, the Uniform Virtual Currency Act now goes to each of the U.S. states and territories for their consideration and would have to be independently adopted, in sum or in part, by state legislatures or regulators on a case-by-case basis.

The regulation of Bitcoin, digital assets and related products and services continues to evolve. The inconsistent and sometimes conflicting regulatory landscape may make it more difficult for Bitcoin businesses to provide services, which may impede the growth of the Bitcoin economy and have an adverse effect on consumer adoption of Bitcoin. There is a possibility of future regulatory change altering, perhaps to a material extent, the nature of an investment in the Units or the ability of the Trust to continue to operate. Additionally, to the extent that Bitcoin itself is determined to be a security, commodity future or other regulated asset, or to the extent that a United States or foreign government or quasi-governmental agency exerts regulatory authority over the Bitcoin network, Bitcoin trading or ownership in Bitcoin, such determination may have an adverse effect on the value of your investment in the Trust. In sum, Bitcoin regulation takes many different forms and will, therefore, impact Bitcoin and its usage in a variety of manners.

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

In August 2021, SEC Chair Gary Gensler asked Congress to pass a law that could give the agency the legal authority to monitor crypto exchanges. This statement follows former U.S. Treasury Secretary Steven Mnuchin’s statement in July 2019 that he had “very serious concerns” about digital assets. Former Secretary Mnuchin indicated that one source of concern is digital assets’ potential to be used to fund illicit activities in July 2019. Former Secretary Mnuchin had indicated that FinCEN was planning to release new requirements relating to digital asset activities in the first half of 2020. As of the date of this disclosure, no such requirements have been released. Moreover, President’s Bident’s March 9, 2022 Executive Order, asserting that technological advances and the rapid growth of the digital asset markets “necessitate an evaluation and alignment of the United States Government approach to digital assets,” signals an ongoing focus on digital asset policy and regulations in the United States. A number of reports issued pursuant to the Executive Order have focused on various risks related to the digital asset ecosystem, and have recommended additional legislation and regulatory oversight. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets.

On February 15, 2023, the SEC proposed a new rule that would enhance safeguarding of assets for registered investment advisers. If adopted, the changes would amend and redesign Rule 206(4)-2, the SEC’s custody rule, under the Advisers Act and amend certain related recordkeeping and reporting obligations. The proposed rule would exercise the SEC’s authority under Section 411 of the Dodd-Frank Act by broadening the application of the current investment adviser custody rule beyond client funds and securities to include any client assets in an investment adviser’s possession or when an investment adviser has authority to obtain possession of client assets, requiring the investment adviser to hold client assets with a qualified custodian. As such, the rule would expand SEC authority to digital assets held by or in control of an investment adviser on behalf of clients.

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks. If any such features are introduced to the Bitcoin Network, any exchanges or businesses that facilitate transactions in Bitcoin may be at an increased risk of criminal or civil lawsuits, or of having banking services cut off if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks. In addition, these features will provide law enforcement agencies with less visibility into transaction-level data. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all U.S. citizens from using Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding certain Ethereum digital wallet addresses associated with the protocol to its Specially Designated Nationals list. Approximately 60% of Ethereum validators, as well as notable industry participants such as Centre Consortium, the issuer of the USDC stablecoin, have reportedly complied with the sanctions and blacklisted the sanctioned addresses from interacting with their network. Although no regulatory action has been taken to treat privacy-enhancing digital assets differently, this may change in the future.

Additionally, concerns have been raised about the electricity required to secure and maintain digital asset networks. As of December 31, 2020, in connection with the mining process, over 138 million tera hashing operations are performed every second, non-stop on the Bitcoin Network. Although measuring the electricity consumed by this process is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. Further, in addition to the direct energy costs of performing these calculations, there are indirect costs that impact the digital asset network’s total energy consumption, including the costs of cooling the machines that perform these calculations. Due to these concerns around energy consumption, particularly as such concerns relate to public utilities companies, various states and cities have implemented, or are considering implementing, moratoriums on digital asset mining in their jurisdictions. A significant reduction in mining activity as a result of such actions could adversely affect the security of the Bitcoin Network by making it easier for a malicious actor or botnet to manipulate the Blockchain. See “—If a malicious actor or botnet obtains control of more than 50% of the processing power on the Bitcoin Network, or otherwise obtains control over the Bitcoin Network through its influence over core developers or otherwise, such actor or botnet could manipulate the Blockchain to adversely affect the value of the Units or the ability of the Trust to operate.”

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

Regulatory changes or other events in foreign jurisdictions may have impacted the price of Bitcoin or may impact it in the future.

Various foreign jurisdictions have and may, in the near future, adopt laws, regulations or directives that affect the Bitcoin Network, the Bitcoin exchange market and their users, particularly Bitcoin exchanges and service providers that fall within such jurisdictions’ regulatory scope, which may in turn, impact the price of Bitcoin. For example, China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. In May 2021, the Chinese government announced renewed efforts to restrict cryptocurrency trading and mining activities, citing concerns about high energy consumption and its desire to promote financial stability. Regulators in Inner Mongolia and other regions of China have proposed regulations that would create penalties for companies engaged in cryptocurrency mining activities and introduce heightened energy saving requirements on industrial parks, data centers and power plants providing electricity to cryptocurrency miners. In April 2018, the Reserve Bank of India banned the entities it regulates from providing services to any individuals or business entities dealing with or settling digital assets. On March 5, 2020, this ban was overturned in the Indian Supreme Court, although the Reserve Bank of India is currently challenging this ruling and, in December 2021, reportedly informed its central board of directors that it favors a complete ban on cryptocurrencies. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new bill, the Financial Services and Markets Bill (“FSMB”), has made its way through the House of Commons and is expected to work through the House of Lords and become law in 2023. The FSMB would bring digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the European Council of the European Union approved the text of MiCA in October 2022, establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. MiCA is expected to pass the European Parliament in 2023 and come into effect in 2024. For further discussion, see “Government Oversight—Regulation of Bitcoin.”

Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of Bitcoin by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the Bitcoin economy globally, or otherwise negatively affect the price and value of Bitcoin. Moreover, other events, such as the interruption in telecommunications or Internet services, cyber-related terrorist acts, civil disturbances, war or other catastrophes, could also negatively affect the digital asset economy in one or more jurisdictions. For example, Russia’s invasion of Ukraine on February 24, 2022 led to volatility in digital asset prices, with an initial steep decline followed by a sharp rebound in prices. The regulatory uncertainty surrounding the treatment of Bitcoin creates risks for the Trust.

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

The Trust could be, or could become, subject to the Commodity Exchange Act.

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

Current and future legislation, CFTC and SEC rulemaking and other regulatory developments may affect the manner in which Bitcoins are treated for classification and clearing purposes, and the manner in which the Units, the Trust and the Sponsor are regulated. Currently, the CFTC takes the position that Bitcoin is a commodity and has brought enforcement actions against Bitcoin operators who have not registered as futures commission merchants or commodity pool operators, although several court challenges to this position are still pending and the CFTC has not yet issued regulations to formalize its position. Although several U.S. federal district courts have recently held for certain purposes that Bitcoin is a currency or a form of money, these rulings are not definitive and the Sponsor and the Trust cannot be certain as to how future regulatory developments may affect the treatment of Bitcoin under the law. In addition, on March 9, 2022, President Biden announced an executive order on cryptocurrencies that seeks to establish a unified federal regulatory regime for cryptocurrencies. On June 7, 2022, U.S. Senators Kirsten Gillibrand and Cynthia Lummis introduced the “Responsible Financial Innovation Act,” a bipartisan proposed legislation that would create a regulatory framework for digital assets, including a standard for determining which digital assets are commodities and what are securities, and would assign regulatory authority over digital asset spot markets to the CFTC. In the face of such developments, new or additional registration and compliance steps may result in extraordinary expenses to the Trust. If the Sponsor decides to terminate the Trust in response to changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to Unitholders.

To the extent that Bitcoin is deemed to fall within the definition of a “commodity interest” under the CEA, the Trust and the Sponsor may be subject to additional regulation under the CEA and CFTC regulations. The Sponsor or the Trust may be required to register as a commodity pool operator or commodity trading advisor with the CFTC and become a member of the National Futures Association and may be subject to additional regulatory requirements with respect to the Trust, including disclosure and reporting requirements. These additional requirements may result in extraordinary, recurring and non-recurring expenses. If the Sponsor or the Trust determines not to comply with such additional regulatory requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s Bitcoin at a time that is disadvantageous to Unitholders.

To the extent that Bitcoin is deemed to fall within the definition of a security under U.S. federal securities laws, the Trust and the Sponsor may be subject to additional requirements under the Investment Company Act and the Advisers Act. For example, in February 15, 2023, the SEC proposed a new rule that would enhance safeguarding of assets for registered investment advisers, If adopted, the changes would amend and redesign Rule 206(4)-2, the SEC’s custody rule, under the Advisers Act and amend certain related recordkeeping and reporting obligations. The proposed rule would exercise the SEC’s authority under Section 411 of the Dodd-Frank Act by broadening the application of the current investment adviser custody rule beyond client funds and securities to include any client assets in an investment adviser’s possession or when an investment adviser has authority to obtain possession of client assets, requiring the investment adviser to hold client assets with a qualified custodian. As such, the rule, if adopted substantially as proposed, would expand SEC authority to digital assets held by or in control of an investment adviser on behalf of clients. If the Sponsor or the Trust were required to register as an investment adviser under the Advisers Act, such additional registration may result in extraordinary, recurring and non-recurring expenses and create additional uncertainty with respect to new or shifting regulatory requirements.

If the Sponsor or the Trust determines not to comply with any additional regulatory requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s Bitcoin at a time that is disadvantageous to Unitholders.

Banks may not provide banking services, or may cut off banking services, to businesses that provide Bitcoin-related services or that accept Bitcoin as payment, which could directly impact the Trust’s operations, damage the public perception of Bitcoin and the utility of Bitcoin as a payment system and could decrease the price of Bitcoin and adversely affect an investment in the Units.

A number of companies that provide Bitcoin-related services have been unable to find banks that are willing to provide them with bank accounts and banking services. This may have an adverse impact on the Trust’s operations. Recently, the FDIC declared Signature Bank in New York insolvent and placed the bank into receivership and established a bridge bank where all deposits were transferred. Although the Trust does not have material cash operations, it had an account holding nominal cash at Signature Bank and was able to access its funds within one business day of the FDIC’s actions. Although the closing of Signature Bank did not have a material impact on the Trust, it is possible that a future closing of a bank with which the Trust has a financial relationship could subject the Trust to adverse conditions and pose challenges in finding an alternative suitable bank to provide the Trust with bank accounts and banking services.

Also, a number of companies that provide Bitcoin-related services have had their existing bank accounts closed by their banks. Banks may refuse to provide bank accounts and other banking services to Bitcoin-related companies or companies that accept Bitcoin for a number of reasons, such as perceived compliance risks or costs. The difficulty that many businesses that provide Bitcoin-related services have and may continue to have in finding banks willing to provide them with bank accounts and other banking services may be currently decreasing the usefulness of Bitcoin as a payment system and harming public perception of Bitcoin or could decrease its usefulness and harm its public perception in the future. Similarly, the usefulness of Bitcoin as a payment system and the public perception of Bitcoin could be damaged if banks were to close the accounts of many or of a few key businesses providing Bitcoin-related services. This could decrease the price of Bitcoin and therefore adversely affect an investment in the Units.

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

If the Bitcoin Network is used to facilitate illicit activities, businesses that facilitate transactions in Bitcoin could be at increased risk of criminal and civil lawsuits, or of having services cut off, which could negatively affect the price of Bitcoin and the value of the Units.

Digital asset networks have in the past been, and may continue to be, used to facilitate illicit activities. If the Bitcoin Network is used to facilitate illicit activities, businesses that facilitate transactions in Bitcoin could be at increased risk of potential criminal or civil lawsuits, or of having banking or other services cut off, and Bitcoin could be removed from digital asset exchanges as a result of these concerns. Other service providers of such businesses may also cut off services if there is a concern that the Bitcoin network is being used to facilitate crime. Any of the aforementioned occurrences could increase regulatory scrutiny of the Bitcoin Network and/or adversely affect the price of Bitcoin, the attractiveness of the Bitcoin Network and an investment in the Units of the Trust.

If regulatory changes or interpretations of the Trust’s or Sponsor’s activities require registration as money services businesses under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act or as money transmitters or digital currency businesses under state regimes for the licensing of such businesses, the Trust and/or Sponsor could suffer reputational harm and also extraordinary, recurring and/or non-recurring expenses, which would adversely impact an investment in the Units.

If regulatory changes or interpretations of the Trust’s or Sponsor’s activities require the registration of the Trust or Sponsor as a money services business under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, the Trust or Sponsor may be required to register and comply with such regulations. If regulatory changes or interpretations of the Trust’s or Sponsor’s activities require the licensing or other registration as a money transmitter or business engaged in digital currency activity (e.g., under the New York BitLicense regime) (or equivalent designation) under state law in any state in which the Trust or Sponsor operates, the Trust or Sponsor may be required to seek licensure or otherwise register and comply with such state law. In the event of any such requirement, to the extent that the Sponsor decides to continue the Trust, the required registrations, licensure and regulatory compliance steps may result in extraordinary, non-recurring expenses to the Trust. Regulatory compliance would include, among other things, implementing anti-money laundering and consumer protection programs.

To the extent the Trust or Sponsor is found to have operated without appropriate state or federal licenses, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which would harm the reputation of the Trust or its Sponsor, decrease the liquidity of the Trust, and have a material adverse effect on the price of the Units. If the Sponsor decides to comply with such additional federal or state regulatory obligations and continue the Trust, the required registrations, licensure and regulatory compliance steps may result in extraordinary, non-recurring expenses to the Trust, possibly affecting an investment in the Units in a material and adverse manner. Furthermore, the Trust and its service providers may not be capable of complying with certain federal or state regulatory obligations applicable to money services businesses’ money transmitters and businesses involved in digital currency business activity. If the Sponsor and/or the Trust determines not to comply with such requirements, the Sponsor will act to dissolve and liquidate the Trust. Any such termination could result in the liquidation of the Trust’s Bitcoin at a time that is disadvantageous to Unitholders.

Laws and regulations may also be introduced or interpreted by regulators that lack experience in digital assets and blockchain technology. This may result in unclear rules with which compliance may be difficult.

Governments, quasi-government organizations and financial institutions may impose additional regulation on digital assets and blockchain technology, and the regulatory environment for digital assets is changing and unpredictable.

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

Various governmental organizations, consumer agencies and public advocacy groups around the world have been examining the operations of cryptocurrency networks, customers and platforms, with a focus on how digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist enterprises, and the safety and soundness of platforms and other service providers that hold digital assets for customers. Many of these entities have called for heightened regulatory oversight and have issued consumer advisories describing the risks posed by digital assets to customers and investors.

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

As discussed in greater detail above in “Certain U.S. Federal Income Tax Consequences—Tax Treatment of the Trust”, the Sponsor intends to take the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, each beneficial owner of Units will be treated as directly owning its pro rata share of the Trust’s assets, and a pro rata portion of the Trust’s income, gain, losses and deductions will “flow through” to each beneficial owner of Units.

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

If the Trust is not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital currency for U.S. federal income tax purposes (as discussed below in “Certain U.S. Federal Income Tax Consequences—Uncertainty Regarding the U.S. Federal Income Tax Treatment of Digital Currency”), there can be no assurance in this regard. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Units generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing of the recognition of taxable income or loss. In addition, tax information reports provided to beneficial owners of Units would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it would be classified as a corporation for such purposes. In that event, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%) on its net taxable income and certain distributions made by the Trust to Unitholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits (as calculated for U.S. federal income tax purposes). Any such dividend distributed to a beneficial owner of Units that is a non-U.S. person for U.S. federal income tax purposes would be subject to U.S. federal withholding tax at a rate of 30% (or such lower rate as provided in an applicable tax treaty).

Unitholders could incur a tax liability without an associated distribution.

In the normal course of business, it is possible that the Trust could incur a taxable gain in connection with the delivery or sale of Bitcoin (including, as a result of the Trust using Bitcoin and Additional Currency to pay its expenses) that is otherwise not associated with a distribution to Unitholders. In the event that this occurs, Unitholders may be subject to tax due to the grantor trust status of the Trust even though there is not a corresponding distribution from the Trust. See “Certain U.S. Federal Income Tax Consequences—Tax Consequences to U.S. Holders” above.

The treatment of Bitcoin for U.S. federal income tax purposes is uncertain.

As discussed in the section titled “Certain U.S. Federal Income Tax Consequences—Uncertainty Regarding the U.S. Federal Income Tax Treatment of Digital Currency” below, assuming that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes, each beneficial owner of Units will be treated for U.S. federal income tax purposes as the owner of an undivided interest in the Bitcoin (and, if applicable, any Additional Currency) held in the Trust. Due to the new and evolving nature of digital currencies and the absence of comprehensive guidance with respect to digital currencies, many significant aspects of the U.S. federal income tax treatment of digital currency are uncertain.

In 2014, the IRS released the Notice, noting that Bitcoin will be treated as property for U.S. Federal income tax purposes and that Bitcoin may be held as a capital asset. In 2019, the IRS released the Revenue Ruling and published the FAQs on reporting virtual currency transactions. The Revenue Ruling provides more guidance to taxpayers and tax practitioners regarding the treatment of a cryptocurrency hard forks and airdrops. The FAQs provide guidance on how to report virtual currency transactions for those who hold virtual currency as a capital asset.

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

A U.S. tax-exempt Unitholder may recognize UBTI a consequence of an investment in Units.

Under the guidance provided in Revenue Ruling and FAQs, hard forks, airdrops and similar occurrences with respect to digital currencies will under certain circumstances be treated as taxable events giving rise to ordinary income. In the absence of guidance to the contrary, it is possible that any such income recognized by a U.S. tax-exempt Unitholder would constitute UBTI. A tax-exempt Unitholder should consult its tax advisor regarding whether such Unitholder may recognize UBTI as a consequence of an investment in Units.

Non-U.S. Unitholders may be subject to U.S. federal withholding tax on income derived from forks, airdrops and similar occurrences.

The Revenue Ruling and FAQs do not address whether income recognized by a non-U.S. person as a result of a fork, airdrop or similar occurrence could be subject to the 30% withholding tax imposed on U.S.-source FDAP income. Non-U.S. Unitholders should assume that, in the absence of guidance, a withholding agent is likely to withhold 30% of any such income recognized by a non-U.S. Unitholder in respect of its Units, including by deducting such withheld amounts from proceeds that such non-U.S. Unitholder would otherwise be entitled to receive in connection with a distribution of Additional Currency.

Risk Factors Related to Potential Conflicts of Interest

Potential conflicts of interest may arise among the Sponsor or its affiliates and the Trust. The Sponsor and its affiliates have no fiduciary duties to the Trust and its Unitholders other than as provided in the Trust Agreement, which may permit them to favor their own interests to the detriment of the Trust and its Unitholders.

The Sponsor will manage the affairs of the Trust. Conflicts of interest may arise among the Sponsor and its affiliates, on the one hand, and the Trust and its Unitholders, on the other. As a result of these conflicts, the Sponsor may favor its own interests and the interests of its affiliates over the Trust and its Unitholders. These potential conflicts include, among others, the following:

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

For a further discussion of the conflicts of interest among the Sponsor, the Trust and others, see “Conflicts of Interest.”

The respective officers, employees and/or affiliates of the Sponsor may trade in Bitcoin or other cryptocurrency markets for their own personal trading accounts, and in doing so may take positions opposite to those held by the Trust or may compete with the Trust for positions in the marketplace.

The respective officers, employees and/or affiliates of the Sponsor may manage other accounts in addition to the services that they provide to the Trust, including their personal trading accounts. The management of such other accounts in addition to services provided to the Trust can present certain conflicts of interest. The other accounts might have similar or different investment objectives or strategies as the Trust, or otherwise hold, purchase or sell investments that are eligible to be held, purchased or sold by the Trust, or may take positions that are opposite in direction from those taken by the Trust. When managing personal trading accounts, the respective officers, employees and/or affiliates of the Sponsor may take into account their own interests without regard to the interests of the Trust or the Unitholders. Records of other accounts, including personal trading accounts, will not be available for inspection by Unitholders.

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

Appointment of a substitute sponsor will not guarantee the Trust’s continued operation, successful or otherwise. Because a substitute sponsor may have no experience managing a digital asset financial vehicle, a substitute sponsor may not have the experience, knowledge or expertise required to ensure that the Trust will operate successfully or continue to operate at all. Therefore, the appointment of a substitute sponsor may not necessarily be beneficial to the Trust and the Trust may terminate. See “Conflicts of Interest—The Sponsor.”

If the Custodian resigns or is removed by the Sponsor or otherwise, without replacement, it could trigger early termination of the Trust, or the Sponsor would need to find and appoint a replacement custodian, which could pose a challenge to the safekeeping of the Trust’s Bitcoin.

The custodial services agreements with FDAS included and Coinbase Custody includes termination provisions. For example, the Custodial Services Agreement with Coinbase Custody indicates that either party may terminate the agreement upon thirty-day’s prior written notice and that the Trust may cancel its custodial account at any time by withdrawing all balances and contacting the Custodian. If Coinbase Custody resigns or is removed without replacement, the Trust will dissolve in accordance with the terms of the Trust Agreement. The Sponsor could replace the custodian of the Trust’s Bitcoin Holdings. On March 11, 2022, the Trust delivered to FDAS a notice of termination of the custodial services agreement dated May 18, 2020. The notice of termination became effective on April 10, 2022. On March 10, 2022, the Trust transferred its custodied digital assets from FDAS to the Custodian. Although the transfer of assets did not have any apparent negative impact on the Trust or its assets at this time, any transfer of assets to another custodian is not without any risk. The transferring of maintenance responsibilities of the Trust’s Bitcoin Holdings to another party will likely be complex and could subject the Trust’s Bitcoin to the risk of loss during the transfer, which could have a negative impact on the performance of the Units or result in loss of the Trust’s assets.

In addition, to the extent that the Sponsor is not able to find a suitable party willing to serve as a replacement custodian, the Sponsor may be required to terminate the Trust and liquidate the Trust’s Bitcoin. In addition, the extent that the Sponsor finds a suitable party and must enter into a modified Custodian Agreement that is less favorable for the Trust or Sponsor and/or transfer the Trust’s assets in a relatively short time period, the safekeeping of the Trust’s Bitcoin may be adversely affected, which may in turn adversely affect the value of the Units

Unitholders may be adversely affected by the lack of independent advisers representing investors in the Trust.

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

Holders of Record

As of December 31, 2022, there were approximately 47 holders of record. This includes Cede & Co. as nominee for DTC for the Units traded on OTCQX. Therefore, this number does not include the individual holders who have bought Units on OTCQX or transferred their eligible Units to their brokerage accounts. Because most of the Trust’s Units are held by brokers and other institutions on behalf of unitholders, we are unable to estimate the total number of unitholders represented by these record holders.

Recent Sales of Unregistered Shares

There were no sales of unregistered Units for the fiscal year ended December 31, 2022.

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

Critical Accounting Policies and Estimates

Investment Transactions and Revenue Recognition

The Trust considers investment transactions to be the receipt of Bitcoin for Units creations and the delivery of Bitcoin for Units redemptions or for payment of expenses in Bitcoin. At this time, the Trust is not accepting redemption requests from unitholders. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as the net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using a first in first out method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Management Fee other expenses in Bitcoin.

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

Review of Financial Results (audited)

Financial Highlights for Year Ended December 31, 2022 and 2021

	Twelve Months Ended December 31,
	2022	2021
Net realized and unrealized (loss) gain on investment in Bitcoin	$(82,539,061)	$16,870,167
Net (decrease) increase in net assets resulting from operations	$(83,658,388)	$15,939,190
Net assets	$46,014,780	$129,673,168

Net realized and unrealized loss on investment in Bitcoin for the year ended December 31, 2022 was $82,539,061, which includes a realized gain of $834,003 on the transfer of Bitcoins to pay the Management Fee and other expenses and net change in unrealized depreciation on investment in Bitcoin of $83,373,064. Net realized and unrealized loss on investment in Bitcoin for the year was driven by Bitcoin price depreciation from $45,867.86 per Bitcoin as of December 31, 2021 to $16,561.21 per Bitcoin as of December 31, 2022. Net decrease in net assets resulting from operations was $83,658,388 for the year ended December 31, 2022, which consisted of the net realized and unrealized loss on investment in Bitcoin, the Management Fee of $388,890 and other expenses of $730,437. Net assets decreased to $46,014,780 for the year ended December 31, 2022, a 65% decrease for the year. The decrease in net assets resulted from the aforementioned Bitcoin price depreciation, and Trust’s expenses of $1,119,327 for the year.

Risky loan practices, overleveraged positions, undercollateralized stablecoins, and flat-out fraud plagued the crypto industry in 2022, likely contributing to increased volatility and price depreciation. As a result, several crypto companies entered bankruptcy during 2022, shaking investor confidence in the industry. 2022 saw two major spikes in Bitcoin volatility, one about halfway through the year and the other near year end. The first peak in volatility occurred on June 24, 2022, when the 30-day annualized price volatility hit 94.53%. This coincided with major market events such as Terra’s stablecoin (UST) and native asset (LUNA) losing approximately $18 billion of value as well as hedge fund, Three Arrows Capital, and crypto-lending companies, Voyager and Celsius, filing for bankruptcy. The second volatility peak occurred on November 22, 2022, when the 30-day annualized price volatility reached 80.18%. This spike in volatility corresponded with the bankruptcies of the world’s second largest crypto exchange, FTX, and their trading arm, Alameda Research, along with crypto-lender, BlockFi.

Net realized and unrealized gain on investment in Bitcoin for the year ended December 31, 2021 was $16,870,167 which includes a realized gain of $12,335 on the transfer of Bitcoins to pay the Management Fee and other expenses and net change in unrealized appreciation on investment in Bitcoin of $16,857,832. Net realized and unrealized gain on investment in Bitcoin for the year was driven by Bitcoin price appreciation from $29,026.66 per Bitcoin as of December 31, 2020 to $45,867.86 per Bitcoin as of December 31, 2021. Net increase in net assets resulting from operations was $15,939,190 for the year ended December 31, 2021, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Management Fee of $605,731 and other expenses of $325,246, net of waivers. Net assets increased to $129,673,168 on December 31, 2021, a 189% increase for the year. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and capital contribution of approximately 1,299.49 Bitcoin with a value of $68,827,296 to the Trust in connection with Units issuance during the period, which was partially offset by the Trust’s Net expenses of $930,977 for the year.

Cash Resources and Liquidity

When selling Bitcoins to pay expenses, the Sponsor endeavours to sell the exact number of Bitcoins needed to pay expenses in order to minimize the Trust’s holdings of assets other than Bitcoin. As a consequence, the Sponsor expects that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period. The prices of digital assets, specifically Bitcoin, have experienced substantial volatility, which may reflect “bubble” type volatility, meaning that high or low prices may have little or no relationship to identifiable market forces, may be subject to rapidly changing investor sentiment, and may be influenced by factors such as technology, regulatory void or changes, fraudulent actors, manipulation, and media reporting. Bitcoin may have value based on various factors, including their acceptance as a means of exchange by consumers and others, scarcity, and market demand.

In exchange for the Management Fee, the Sponsor has agreed to bear the routine operational, administrative and other ordinary fees and expenses incurred by the Trust. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	Twelve Months December 31,
	2022	2021
Bitcoins:

Opening balance	2,828.93	1,548.46

Purchases	-	1,299.49

Sponsor Fee, related party	(13.78)	(12.12)

Other Expenses	(22.27)	(6.90)
Closing balance	2,792.88	2,828.93

Accrued but unpaid Sponsor Fee, related party	(1.16)	(1.18)

Unreimbursed expenses due to Sponsor	(10.06)

Accrued but unpaid other expenses, net of other assets	(3.19)	(0.65)
Net closing balance	2,778.47	2,827.10
Number of Units:

Opening balance	8,340,536	4,529,312	*

Issuance	-	3,811,224
Closing balance	8,340,536	8,340,536

	As of December 31,
	2022	2021
NAV per Unit	$5.52	$15.55
Bitcoin Market Price	$16,561.21	$45,867.86
Bitcoin Holdings per Unit	0.00033	0.00034

*	Units have been adjusted retroactively to reflect the 4:1 Unit split effective January 5, 2021.

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

The following chart illustrates the movements in the NAV and the Bitcoin Market Price (referred to in the chart as “Market Price”) from the beginning of the Trust’s operations on January 3, 2019 to December 31, 2022.

The table below illustrates the movements in the Bitcoin Market Price since the beginning of the Trust’s operations on January 3, 2019. Since the beginning of the Trust’s operations to December 31, 2022 the Bitcoin Market Price has ranged from $3,358.67 to $67,371.70, with the straight average being $23,558.64. The Sponsor has not observed a material difference between the Bitcoin Market Price and average prices from the constituent Bitcoin exchanges individually or as a group.

Period	Average	High	Date	Low	Date	End of period
From January 3, 2019 to December 31, 2019	$7,379.15	$13,724.33	6/26/2019	$3,358.67	2/7/2019	$7,153.38
Year ended December 31, 2020	$11,131.27	$29,026.66	12/31/2020	$4,956.92	3/16/2020	$29,026.66
Year ended December 31, 2021	$47,524.08	$67,371.70	11/9/2021	$29,785.71	7/20/2021	$45,867.86
Year ended December 31, 2022	$28,203.59	$47,982.33	3/28/2022	$15,766.93	11/21/2022	$16,561.21

January 3, 2019 (the inception of the Trust’s operations) to December 31, 2022	$23,558.64	$67,371.70	11/9/2021	$3,358.67	2/7/2019	$16,561.21

Secondary Market Trading

The Trust’s Units have been quoted on OTC Markets since February 12, 2021, and on OTCQX since February 26, 2021 under the symbol “OBTC”. The price of the Units as quoted on OTCQX (and OTC Markets) has varied significantly from the NAV per Unit. From February 12, 2021 to December 31, 2022, the maximum premium of the closing price of the Units quoted on OTCQX (and OTC Markets) over the value of the Trust’s NAV per Unit was approximately 240% and the average daily discount since the Units were first traded on OTC Markets on February 12, 2021 was approximately 8%. As of December 31, 2022, the Trust’s Units were quoted on OTCQX at a discount of approximately 40% to the Trust’s NAV per Unit.

The historical premium of the closing price of the Units quoted on OTCQX and OTC Markets as compared with the NAV per Unit has varied, from a high of 240% on February 16, 2021 (closing price $56.39 per Unit on OTCQX (and OTC Markets) and NAV per Unit

$16.58) to a low (i.e., discount) of 46% on November 18, 2022 (closing price $3 per Unit on OTCQX (and OTC Markets) and NAV per Unit $5.56). The historical premiums and discounts at times reflect a material deviation from the Bitcoin Market Price.

The following table sets out the range of high and low closing prices for the Units as reported by OTCQX, the Trust’s NAV per Unit and the Trust’s Bitcoin Holdings per Unit for the period from February 12, 2021 to December 31, 2022.

High		Low
OTC Markets	NAV per Unit	OTC Markets	NAV per Unit
2/16/2021	11/9/2021	11/18/2022	11/21/2022
$56.39	$22.86	$3.00	$5.28

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (who serves as our principal executive officer) and Chief Financial Officer (who serves as our principal financial and accounting officer), to allow timely decisions regarding required disclosure.

As previously described in Part I, Item 4 of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021, Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and Part I, Item 4 of our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2022, June 30, 2022, and September 30, 2022, management made enhancements to remediate the previously reported material weakness in our internal controls and procedures. The remediation efforts included hiring additional qualified accounting and financial reporting personnel, providing greater access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding financial statements presentation.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e)and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2022. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2022.

We are an “emerging growth company” under the JOBS Act, as such our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control over Financial Reporting

Other than the successful implementation and the completion of testing of the remediation efforts discussed above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

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

The following individuals are the officers of the Sponsor responsible for overseeing the business and operations of the Trust:

Gregory D. King, 48, Chief Executive Officer

Gregory D. King is Founder and CEO of Osprey Funds, LLC and has served as CEO of the Sponsor since its inception in October 2018. Greg is the primary author of several financial industry innovations including creating the first ever exchange-traded note (“ETN”) for Barclays in 2006. In 2009, Greg co-founded VelocityShares, LLC, a provider of alternative ETPs, partnering with Credit Suisse as product issuer. VelocityShares was acquired by Janus Capital in 2014. During his career, Greg has created and launched over 100 exchange-traded funds and notes for Barclays, Credit Suisse, Global X Funds, VelocityShares, REX Shares, LLC, and Osprey Funds. Greg received a Master’s in Business Administration from the University of California, Davis, and is a CFA Charter holder. He has been an investor in Bitcoin since 2013.

Robert Rokose, 52, Chief Financial Officer and Treasurer

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

Jack Drogin, 60, General Counsel

Jack Drogin became General Counsel and Chief Compliance Officer of the Sponsor in May 2021. He has over thirty years’ experience as an attorney, including ten on the Staff of the U.S. Securities and Exchange Commission, Division of Trading and Markets. from January 1991 to June 2001. Prior to joining Osprey Funds, LLC, Jack was a shareholder in the Washington, D.C. office of Murphy & McGonigle, P.C., a firm focusing on financial services law and regulation. He holds an undergraduate degree from the University of Pennsylvania and a law degree from Harvard Law School. Jack is a member of the New York and District of Columbia bars.

Matthew Mascera, 47, Director of Operations

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

J. Parsons

J. Parsons has been a leader in the exchange traded product industry for over twenty years. Most recently, J. served as the Global Head of Sales in the iShares business of Barclays Global Investors (“BGI”).

Family Relationships

There are no family relationships among any of our directors and executive officers.

Corporate Governance – Code of Ethics

The Sponsor’s Code of Ethics (“Code”), adopted on May 18, 2022, as amended on June 22, 2022, which prohibits officers and employees of the Sponsor from trading directly with the Trust (and neither the Sponsor nor any affiliate of the Sponsor trades directly with the Trust). In addition, the Code requires that any trading of $25,000 or more of Bitcoin within a 24-hour period must be reported to the Chief Compliance Officer within two business days following such trades, and all Bitcoin transactions are reported to the Chief Compliance Officer quarterly. Officers and employees of the Sponsor are also prohibited from buying or selling Bitcoin during Trade Restriction Windows, which are intended to occur on days the Trust is issuing new Units at NAV. Finally, officers and employees of the Sponsor are required to pre-clear all secondary market trades in OBTC. In light of these internal controls, and the depth and liquidity of BTC-USD trading on the Principal market, no officer, employee or affiliate of the Sponsor is in a position to impact materially the BTC-USD price on the Principal Market, and therefore the holdings by any such person should not be material to investors.

The Code is available by writing the Sponsor at 1241 Post Road, Second Floor, Fairfield, Connecticut 06824 or calling the Sponsor at (914) 214-4697. The Sponsor’s Code of Ethics is intended to be a codification of the business and ethical principles that guide the Sponsor, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to the Code of Ethics.

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
70

The number of Units beneficially owned and percentages of beneficial ownership set forth below are based on the number of Units outstanding as of [January 5, 2023] and do not take into account ownership of the Units held through Cede & Co., a nominee of DTC, for which there is no publicly available information.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership

Executive Officers of the Sponsor: (1)
Robert Rokose	2,056	*	%
Gregory King	4,113	*	%
Matthew Mascera	0	*	%
Jack Drogin	0	*	%
Executive officers of the Sponsor as a group	6,169	*	%

(1)     The Trust does not have any directors, officers or employees. Under the Trust Agreement, all management functions of the Trust have been delegated to and are conducted by the Sponsor, its agents and its affiliates.

*	Represents beneficial ownership of less than 1%.

The business address for each executive officer of the Sponsor is c/o Osprey Funds, LLC, 1241 Post Road, 2nd Floor Fairfield, CT 06824.

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

Item 14. Principal Accounting Fees and Services

The Sponsor in its discretion, waived audit fees for the year ended December 31, 2022, and 2021. Fees for services performed by Grant Thornton LLP for the years ended December 31, 2022 and 2021 were:

	Years Ended December 31,
	2022	2021
Audit fees	$173,880	$179,140
Audit-related fees	–	–
Tax fees	–	–
All Other Fees	–	–
Total	$173,880	$179,140

In the table above, in accordance with the SEC’s definitions and rules, Audit Fees are fees paid to Grant Thornton LLP for professional services for the audit of the Trust’s annual financial statements, as well as the review of financial statements included in the Trust’s Form 10-Q, and for services that are normally provided by the accountants in connection with regulatory filings or engagements.

Pre-Approved Policies and Procedures

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended December 31, 2022, are made by the Sponsor.

PART IV

Item 15. Exhibits and Financial Statements Schedules

1.  Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2.  Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3.  Exhibits

Exhibit Number	Exhibit Description
4.1	Second Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form 10 filed by the Registrant on September 21, 2022)

4.2	Description of Units (incorporated by reference to Exhibit 4.6 on Form 10-K filed by the Company on March 30, 2022.

10.1†	Custodial Services Agreement, dated May 18, 2020, between Osprey Bitcoin Trust and Fidelity Digital Asset Services, LLC (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form 10 filed by the Registrant on July 8, 2021)

10.2	Index Provider Agreement (incorporated by reference to Exhibit 10.2 of the Amendment No. 1 to Registration Statement on Form 10 filed by the Registrant on September 10, 2021)

10.3†	Transfer Agency and Registrar Service Agreement (incorporated by reference to Exhibit 10.3 of the Amendment No. 1 to Registration Statement on Form 10 filed by the Registrant on September 10, 2021)

10.4	Form of Subscription Agreement (incorporated by reference to Exhibit 10.4 of the Amendment No. 1 to Registration Statement on Form 10 filed by the Registrant on September 10, 2021)

10.5†	Administration Agreement (incorporated by reference to Exhibit 10.5 of the Amendment No. 1 to Registration Statement on Form 10 filed by the Registrant on September 10, 2021)

10.6†	Custodial Services Agreement, dated as of February 4, 2022, between Osprey Bitcoin Trust and Coinbase Custody Trust Company, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Registrant on February 10, 2022)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
73

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

*          Filed herewith.

†          Certain schedules or similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Trust agrees to furnish supplemental copies of any of the omitted schedules or attachments upon request by the Securities and Exchange Commission.

Item 16. Form 10-K Summary

Not applicable.

75

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

Date: March 21, 2023

*	The Registrant is a trust and the persons are signing in their capacities as officers or directors of Osprey Funds, LLC, the Sponsor of the Registrant.
76

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Investors and Sponsor of

Osprey Bitcoin Trust

Opinion on the financial statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investment, of Osprey Bitcoin Trust (a Delaware Statutory Trust) (the “Trust”) as of December 31, 2022 and 2021, and the related statements of operations and changes in net assets for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2022 and 2021, and the results of its operations for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

F-2

/s/ GRANT THORNTON LLP

We have served as the Trust’s auditor since 2019.

New York, New York

March 21, 2023

Osprey Bitcoin Trust

Statements of Assets and Liabilities

December 31, 2022 and 2021

(Amounts in U.S. dollars, except units issued and outstanding)

	December 31, 2022	December 31, 2021

Assets
Investment in Bitcoin, at fair value (cost $75,816,514 and $75,945,739, respectively)	$46,253,445	$129,756,984
Cash	257	257
Other assets	24,600	-
Total assets	46,278,302	129,757,241

Liabilities
Management Fee payable	19,213	53,985
Due to Sponsor	166,804	-
Other payable	77,505	30,088
Total liabilities	263,522	84,073
Net assets	$46,014,780	$129,673,168

Net assets
Paid-in capital	$76,978,282	$76,978,282
Accumulated net investment loss	(2,316,820)	(1,197,493)
Accumulated net realized gain on investment in Bitcoin	911,557	77,554
Accumulated net change in unrealized appreciation (depreciation) on investment in Bitcoin	(29,558,239)	53,814,825
	$46,014,780	$129,673,168

Units issued and outstanding, no par value (unlimited Units authorized)	8,340,536	8,340,536
Net asset value per Unit	$5.52	$15.55

The accompanying notes are an integral part of these financial statements.

Osprey Bitcoin Trust

Schedules of Investment

December 31, 2022 and 2021

(Amounts in U.S. dollars, except units)

December 31, 2022	Units	Fair Value	Percentage of Net Assets

Investment in Bitcoin, at fair value (cost $75,816,514)	2,792.88	$46,253,445	101%

Liabilities, less cash and other assets		$(238,665)	(1)%
		$46,014,780	100%

December 31, 2021	Units	Fair Value	Percentage of Net Assets

Investment in Bitcoin, at fair value (cost $75,945,739)	2,828.93	$129,756,984	100%

Liabilities, less cash		$(83,816)	(0)%
		$129,673,168	100%

The accompanying notes are an integral part of these financial statements.

Osprey Bitcoin Trust

Statements of Operations

For the years ended December 31, 2022 and 2021

(Amounts in U.S. dollars)

	Year ended December 31, 2022	Year ended December 31, 2021
Expenses
Management Fee	$388,890	$605,731
Professional fees	407,355	109,000
Custodian fees	152,144	311,897
Other	170,938	13,349
Total expenses	1,119,327	1,039,977
Professional fees waived by the Sponsor	-	(109,000)
Net expenses	1,119,327	930,977

Net investment loss	(1,119,327)	(930,977)

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investment in Bitcoin
Net realized gain on investment in Bitcoin	834,003	12,335
Net change in unrealized appreciation (depreciation) on investment in Bitcoin	(83,373,064)	16,857,832
Total net realized gain (loss) and net change in unrealized appreciation (depreciation) on investment in Bitcoin	(82,539,061)	16,870,167

Net increase (decrease) in net assets resulting from operations	$(83,658,388)	$15,939,190

The accompanying notes are an integral part of these financial statements.

Osprey Bitcoin Trust

Statements of Changes in Net Assets

For the years ended December 31, 2022 and 2021

(Amounts in U.S. dollars, except units issued and outstanding)

	Year ended December 31, 2022	Year ended December 31, 2021
Increase (decrease) in net assets from operations
Net investment loss	$(1,119,327)	$(930,977)
Net realized gain on investment in Bitcoin	834,003	12,335
Net change in unrealized appreciation (depreciation) on investment in Bitcoin	(83,373,064)	16,857,832
Net increase (decrease) in net assets resulting from operations	(83,658,388)	15,939,190

Increase in net assets from capital transactions
Subscriptions	-	68,827,296

Net Increase (decrease) in net assets	(83,658,388)	84,766,486

Net assets at the beginning of the period	129,673,168	44,906,682
Net assets at the end of the period	$46,014,780	$129,673,168

Change in units issued and outstanding
Units issued and outstanding at the beginning of the period	8,340,536	4,529,312	*
Subscriptions	-	3,811,224
Units issued and outstanding at the end of the period	8,340,536	8,340,536

*	Units have been adjusted retroactively to reflect the 4:1 Unit split effective January 5, 2021.

The accompanying notes are an integral part of these financial statements.

Osprey Bitcoin Trust

Notes to the Financial Statements

As of December 31, 2022

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

Effective November 1, 2021, the Trust suspended the November 2020 Offering under Rule 506(c) under the Securities Act.

As of December 31, 2022, there were 8,340,536 Units issued and outstanding. 161,444 of the Units are restricted securities that may not be resold absent registration or an exemption from registration under the Securities Act, and 8,179,092 of the Units are unrestricted securities.

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

Management Fee

The Trust is expected to pay the remuneration due to the Sponsor (the “Management Fee” or “Sponsor Fee”). The Management Fee is charged by Sponsor to the Trust at an annual rate of 0.49% of the daily Net Asset Value of the Trust and accrues daily in Bitcoin. The Management Fee is payable at the Sponsor’s sole discretion, in Bitcoin or in U.S. Dollars for the Bitcoin Market Price (as defined herein) in effect for such Bitcoin at the time of payment.

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

Fair Value Measurements

The Trust’s investment in Bitcoin is stated at fair value in accordance with ASC 820-10 “Fair Value Measurements”, which outlines the application of fair value accounting. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. ASC 820-10 requires the Trust to assume that Bitcoin is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Principal market is the market with the greatest volume and level of activity for Bitcoin, and the most advantageous market is defined as the market that maximizes the amount that would be received to sell the asset or minimizes the amount that would be paid to transfer the liability, after taking into account transaction costs. The principal market is generally selected based on the most liquid and reliable exchange (including consideration of the ability for the Trust to access the specific market, either directly or through an intermediary, at the end of each period). The Sponsor has identified Coinbase Pro as its principal market for Bitcoin.

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

The investment measured at fair value on a recurring basis and categorized using the three levels of fair value hierarchy consisted of the following as of December 31, 2022 and December 31, 2021:

	Number	Per Bitcoin	Amount at	Fair Value Measurement Category
December 31, 2022	of Bitcoin	Fair Value	Fair Value	Level 1	Level 2	Level 3

Investment in Bitcoin	2,792.88	$16,561.21	$46,253,445	$-	$46,253,445	$-

	Number	Per Bitcoin	Amount at	Fair Value Measurement Category
December 31, 2021	of Bitcoin	Fair Value	Fair Value	Level 1	Level 2	Level 3

Investment in Bitcoin	2,828.93	$45,867.86	$129,756,984	$-	$129,756,984	$-
F-11

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

The following represents the changes in quantity and the respective fair value of Bitcoin for the year ended December 31, 2022:

	Bitcoin	Fair Value
Balance at January 1, 2022	2,828.93	$129,756,984
Bitcoin distributed for Management Fee, related party	(13.78)	(407,612)
Bitcoin distributed for other fees	(22.27)	(531,601)
Net realized gain on investment in Bitcoin	-	809,988
Net change in unrealized depreciation on investment in Bitcoin	-	(83,374,314)
Balance at December 31, 2022	2,792.88	$46,253,445

Net realized gain on the transfer of Bitcoins to pay the Management Fee and other expenses for the year ended December 31, 2022, was $834,003, which includes $809,988 net realized gain on investment in Bitcoin, and $24,015 net realized gain resulted from the changes in liabilities denominated in Bitcoin. Net change in unrealized depreciation on investment in Bitcoin for the year ended December 31, 2022, was $83,373,064, which includes net change in unrealized depreciation on investment in Bitcoin of $83,374,314, and $1,250 net unrealized appreciation due to changes in value of liabilities denominated in Bitcoin.

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

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. As of December 31, 2022, the Trust did not have a liability for any unrecognized tax amounts for uncertain tax positions related to federal, state, and local income taxes.

However, the conclusions concerning the determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of December 31, 2022 and December 31, 2021. The Trust’s 2020, 2021, and 2022 tax returns are subject to audit by federal, state and local tax authorities.

5.	Related Parties

The Sponsor pays certain expenses on behalf of, and is reimbursed by, the Trust. For the years ended December 31, 2022, and 2021 the Trust reimbursed the Sponsor the expenses in the amount of $531,601 and $314,213, respectively. As of December 31, 2022 and 2021, $166,804 and $0 of expenses remain payable to the Sponsor, respectively, which are recorded as due to the Sponsor in the accompanying statements of assets and liabilities. The outstanding payable is comprised mostly of expenses related to insurance.

The Sponsor in its discretion, may elect to reduce, or waive, the Trust’s expenses. For years ended December 31, 2022, and 2021, the Sponsor irrevocably waived $0 and $109,000, respectively, of the Trust’s audit fees.

For the years ended December 31, 2022 and 2021, the Trust incurred Management Fees of $388,890 and $605,731, respectively, which are recorded in the accompanying statements of operations. As of December 31, 2022 and December 31, 2021, there were unpaid Management Fees of $19,213 and $53,985, respectively, which are recorded as management fee payable in the accompanying statements of assets and liabilities.

The Trust’s Management Fee is accrued daily in Bitcoins and will be payable, at the Sponsor’s sole discretion, in U.S. dollars or in Bitcoins at the Bitcoin market price in effect at the time of such payment. From inception through December 31, 2022, all Management Fees have been made in Bitcoin to the Sponsor.

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

The Custodian

The digital assets owned by the Trust are held by the Custodian and secured in a segregated custody account. All digital asset private keys are stored in offline storage, or “cold” storage. “Cold” storage is a safeguarding method by which the private keys corresponding to digital assets are disconnected and/or deleted entirely from the internet. As a result of digital assets being stored in “cold” storage, any withdrawal and subsequent transaction request to the Custodian by the Trust requires a twenty-four (24) hour prior notice to process. Such time delay between the withdrawal request and processing of the withdrawal may negatively impact the price of the digital asset upon sale. The Custodian provides the Trust with monthly account statements. The Custodian is independent from the Sponsor.

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

8.	Financial Highlights

	Year ended December 31, 2022	Year ended December 31, 2021
Per Unit Performance (for a unit outstanding throughout the period)

Net asset value per unit at beginning of period	$15.55	$9.91	*

Net increase (decrease) in net assets resulting from operations
Net realized gain (loss) and change in unrealized appreciation (depreciation) on investment	(9.89)	5.76
Net investment loss	(0.14)	(0.12)
Net increase (decrease) in net assets resulting from operations	(10.03)	5.64
Net asset value per unit at end of period	$5.52	$15.55

Total return	(64.50)%	56.91%

Ratios to average net asset value
Expenses	1.37%	0.77%	**
Net investment loss	(1.37)%	(0.77)%

*The net asset value per unit has been adjusted to retroactively reflect the 4:1 Unit split effective January 5, 2021.
** Such percentages are after expenses waivers. The Sponsor voluntarily waived a portion of Professional fees (equal to 0.09% of average net assets).

An individual Unitholder’s return, ratios, and per Unit performance may vary from those presented above based on the timing of Unit transactions. Total return and ratios to average net asset value are calculated for the Unitholders taken as a whole.

9.	Subsequent Events

On January 13, 2023, the Sponsor communicated to the Trust’s Unitholders that it is considering a redemption program for investors in the Trust and that such redemption program would likely involve limited periodic redemptions of Units, although the Trust had not ruled out the possibility of an open-ended redemption program.

There are no events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.

