Form 10-Q
period 2023-03-31
Osprey Bitcoin Trust
filed 2023-05-09
CIK 1767057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Number Units of the registrant outstanding as of April 18th, 2023: 8,340,536

OSPREY BITCOIN TRUST
TABLE OF CONTENTS

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Osprey Bitcoin Trust (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Osprey Funds, LLC, the sponsor of the Trust (the “Sponsor”), references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. You should specifically consider the numerous risks outlined under “Risk Factors.” Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including:

●	the risk factors discussed in this Quarterly Report and in “Item 1A. Risk Factors” of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”), including the particular risks associated with new technologies such as Bitcoin and blockchain technology;

●	the legal challenges associated with conducting an ongoing redemption program and our plans to begin considering a limited periodic redemption program or an open-ended redemption program;

●	the economic conditions in the Bitcoin industry and market, including any prolonged substantial reduction in Bitcoin prices and the impact of the failure of several prominent crypto trading venues and lending platforms on the crypto economy;

●	general economic, market and business conditions;

●	the use of technology by us and our vendors, including the Custodian (as defined herein), in conducting our business, including disruptions in our computer systems and data centers and our transition to, and quality of, new technology platforms;

●	changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies;

●	the costs and effect of any litigation or regulatory investigations;

●	our ability to maintain a positive reputation;

●	other world economic and political developments, such as the ongoing conflict in Ukraine; and

●	the Sponsor’s conflict of interest in allocating resources among its different clients and the pursuit of future business or investment opportunities by the Sponsor, its officers and/or affiliated entities.

Consequently, all the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Units. Should one or more of the risks discussed under “Item 1A. Risk Factors” in this Quarterly Report or “Item 1A. Risk Factors” of the Trust’s Annual Report, or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Moreover, neither the Trust, the Sponsor, nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Osprey Bitcoin Trust

Statements of Assets and Liabilities

March 31, 2023 and December 31, 2022

(Amounts in U.S. dollars, except units issued and outstanding)

	March 31, 2023 (Unaudited)	December 31, 2022
Assets
Investment in Bitcoin, at fair value (cost $75,794,346 and $75,816,514), respectively)	$79,331,020	$46,253,445
Cash	-	257
Other assets	18,534	24,600
Total assets	79,349,554	46,278,302

Liabilities
Management Fee payable	32,882	19,213
Due to Sponsor	225,210	166,804
Other payable	79,028	77,505
Total liabilities	337,120	263,522
Net assets	$79,012,434	$46,014,780

Net assets
Paid-in capital	$76,978,282	$76,978,282
Accumulated net investment loss	(2,522,788)	(2,316,820)
Accumulated net realized gain on investment in Bitcoin	1,019,913	911,557
Accumulated net change in unrealized appreciation (depreciation) on investment in Bitcoin	3,537,027	(29,558,239)
	$79,012,434	$46,014,780

Units issued and outstanding, no par value (unlimited Units authorized)	8,340,536	8,340,536
Net asset value per Unit	$9.47	$5.52

The accompanying notes are an integral part of these financial statements.

Osprey Bitcoin Trust

Schedules of Investment

March 31, 2023 and December 31, 2022

(Amounts in U.S. dollars, except units)

March 31, 2023 (Unaudited)	Units	Fair Value	Percentage of Net Assets

Investment in Bitcoin, at fair value (cost $75,794,346)	2,786.69	$79,331,020	100%

Liabilities, less cash and other assets		$(318,586)	(0)%
		$79,012,434	100%

December 31, 2022	Units	Fair Value	Percentage of Net Assets

Investment in Bitcoin, at fair value (cost $75,816,514)	2,792.88	$46,253,445	101%

Liabilities, less cash and other assets		$(238,665)	(1)%
		$46,014,780	100%

The accompanying notes are an integral part of these financial statements.

Osprey Bitcoin Trust

Statements of Operations

For the three months ended March 31, 2023 and 2022

(Amounts in U.S. dollars)

	Three months ended March 31, 2023 (Unaudited)	Three months ended March 31, 2022 (Unaudited)
Expenses
Management Fee	$76,394	$141,142
Professional fees	39,685	43,199
Custodian fees	23,554	84,533
Other	66,335	3,579
Total expenses	205,968	272,453

Net investment loss	(205,968)	(272,453)

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investment in Bitcoin
Net realized gain on investment in Bitcoin	108,356	195,123
Net change in unrealized appreciation (depreciation) on investment in Bitcoin	33,095,266	(981,213)
Total net realized gain (loss) and net change in unrealized appreciation (depreciation) on investment in Bitcoin	33,203,622	(786,090)

Net increase (decrease) in net assets resulting from operations	$32,997,654	$(1,058,543)

The accompanying notes are an integral part of these financial statements.

Osprey Bitcoin Trust

Statements of Changes in Net Assets

For the three months ended March 31, 2023 and 2022

(Amounts in U.S. dollars, except units issued and outstanding)

	Three months ended March 31, 2023 (Unaudited)	Three months ended March 31, 2022 (Unaudited)
Increase (decrease) in net assets from operations
Net investment loss	$(205,968)	$(272,453)
Net realized gain on investment in Bitcoin	108,356	195,123
Net change in unrealized appreciation (depreciation) on investment in Bitcoin	33,095,266	(981,213)
Net increase (decrease) in net assets resulting from operations	32,997,654	(1,058,543)

Net assets at the beginning of the period	46,014,780	129,673,168
Net assets at the end of the period	$79,012,434	$128,614,625

Change in units issued and outstanding
Units issued and outstanding at the beginning of the period	8,340,536	8,340,536
Units issued and outstanding at the end of the period	8,340,536	8,340,536

The accompanying notes are an integral part of these financial statements.

Osprey Bitcoin Trust
Notes to the Financial Statements (unaudited)
As of March 31, 2023

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

Coinbase Custody Trust Company, LLC (the “Custodian”) is the digital asset custodian of the Trust. Fidelity Digital Assets Services, LLC (“FDAS”) served as our digital asset custodian until March 2022. The Custodian is responsible for safeguarding the Bitcoin held by the Trust.

The transfer agent for the Trust (the “Transfer Agent”) is Continental Stock Transfer & Trust Company. The Transfer Agent is responsible for the issuance and redemption of Units, the payment, if any, of distributions with respect to the Units, the recording of the issuance of the Units and the maintaining of certain records therewith.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements are expressed in US dollars and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. The Trust is not registered with U.S. Securities and Exchange Commission (“SEC”) under the Investment Company Act of 1940. The results for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Reclassifications

Certain prior period amounts have been reclassified in order to confirm with the current period presentation. These reclassifications have no impact on the Trust’s previously reported net investment loss.

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

Subscriptions and Redemptions of Units

Proceeds received by the Trust from the issuance and sale of Units consist of Bitcoin deposits and forked or airdropped cryptocurrency coins from the Bitcoin Network, or their respective U.S. dollar cash equivalents. Such Bitcoins (or cash equivalent) will only be (1) owned by the Trust and held by the Custodian (or, if cash, used by the Sponsor to purchase Bitcoins to be held by the Custodian), (2) disbursed (or converted to U.S. dollars, if necessary) to pay the Trust’s expenses, (3) distributed to Accredited Investors (subject to obtaining regulatory approval from the SEC described below) in connection with the redemption of Units, (4) distributed (or converted to U.S. dollars, prior to distribution) to Unitholders as dividends, and (5) liquidated in the event that the Trust terminates or as otherwise required by law or regulation.

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

Effective November 1, 2021, the Trust suspended the November 2020 Offering under Rule 506(c) under the Securities Act.

As of March 31, 2023, there were 8,340,536 Units issued and outstanding. 159,387 of the Units are restricted securities that may not be resold absent registration or an exemption from registration under the Securities Act, and 8,181,149 of the Units are unrestricted securities.

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

3. Fair Value of Bitcoin

The investment measured at fair value on a recurring basis and categorized using the three levels of fair value hierarchy consisted of the following as of March 31, 2023 and December 31, 2022:

	Number	Per Bitcoin	Amount at	Fair Value Measurement Category
March 31, 2023	of Bitcoin	Fair Value	Fair Value	Level 1	Level 2	Level 3

Investment in Bitcoin	2,786.69	$28,467.79	$79,331,020	$-	$79,331,020	$-

	Number	Per Bitcoin	Amount at	Fair Value Measurement Category
December 31, 2022	of Bitcoin	Fair Value	Fair Value	Level 1	Level 2	Level 3

Investment in Bitcoin	2,792.88	$16,561.21	$46,253,445	$-	$46,253,445	$-

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

The following represents the changes in quantity and the respective fair value of Bitcoin for the three months ended March 31, 2023:

	Bitcoin	Fair Value
Balance at January 1, 2023	2,792.88	$46,253,445
Bitcoin distributed for Management Fee, related party	(3.36)	(71,320)
Bitcoin distributed for other fees	(2.83)	(63,322)
Net realized gain on investment in Bitcoin	-	112,474
Net change in unrealized appreciation on investment in Bitcoin	-	33,099,743
Balance at March 31, 2023	2,786.69	$79,331,020

Net realized gain on the transfer of Bitcoins to pay the Management Fee and other expenses for the three months ended March 31, 2023, was $108,356, which includes $112,474 net realized gain on investment in Bitcoin, and $4,118 net realized loss resulted from the changes in liabilities denominated in Bitcoin. Net change in unrealized appreciation on investment in Bitcoin for the three months ended March 31, 2023, was $33,095,266, which includes net change in unrealized appreciation on investment in Bitcoin of $33,099,743, and $4,477 net unrealized depreciation due to changes in value of liabilities denominated in Bitcoin.

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
11

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

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. As of March 31, 2023, the Trust did not have a liability for any unrecognized tax amounts for uncertain tax positions related to federal, state, and local income taxes.

However, the conclusions concerning the determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance and on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of March 31, 2023 and December 31, 2022. The Trust’s 2020, 2021, and 2022 tax returns are subject to audit by federal, state and local tax authorities.

5. Related Parties

The Sponsor pays certain expenses on behalf of, and is reimbursed by, the Trust. For the three months ended March 31, 2023, and 2022 the Trust reimbursed the Sponsor the expenses in the amount of $63,322 and $58,497 respectively.

For the three months ended March 31, 2023, and 2022, the Trust incurred Management Fees of $76,394 and $141,142, respectively, which are recorded in the accompanying statements of operations. As of March 31, 2023 and December 31, 2022, there were unpaid Management Fees of $32,882 and $19,213, respectively, which are recorded as management fee payable in the accompanying statements of assets and liabilities.

The Trust’s Management Fee is accrued daily in Bitcoins and will be payable, at the Sponsor’s sole discretion, in U.S. dollars or in Bitcoins at the Bitcoin market price in effect at the time of such payment. From inception through March 31, 2023, all Management Fees have been made in Bitcoin to the Sponsor.

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

The Custodian

The digital assets owned by the Trust are held by the Custodian and secured in a segregated custody account. All digital asset private keys are stored in offline storage, or “cold” storage. “Cold” storage is a safeguarding method by which the private keys corresponding to digital assets are disconnected and/or deleted entirely from the internet. As a result of digital assets being stored in “cold” storage, any withdrawal and subsequent transaction request to the Custodian by the Trust requires up to twenty-four (24) hour prior notice to process. Such time delay between the withdrawal request and processing of the withdrawal may negatively impact the price of the digital asset upon sale. The Custodian provides the Trust with monthly account statements. The Custodian is independent from the Sponsor.

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

8. Financial Highlights

	Three months ended March 31, 2023	Three months ended March 31, 2022
Per Unit Performance (for a unit outstanding throughout the period)

Net asset value per unit at beginning of period	$5.52	$15.55

Net increase (decrease) in net assets resulting from operations
Net realized gain (loss) and change in unrealized appreciation (depreciation) on investment	3.98	(0.10)
Net investment loss	(0.03)	(0.03)
Net increase (decrease) in net assets resulting from operations	3.95	(0.13)

Net asset value per unit at end of period	$9.47	$15.42

Total return	71.56%	(0.84)%

Ratios to average net asset value
Expenses	1.30%	0.89%

Net investment loss	(1.30)%	(0.89)%

An individual Unitholder’s return, ratios, and per Unit performance may vary from those presented above based on the timing of Unit transactions. Total return and ratios to average net asset value are calculated for the Unitholders taken as a whole. Ratios have been annualized for the partial periods ended March 31, 2023 and 2022.

9. Subsequent Events

There are no events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under Part II in this Quarterly Report.

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

At this time, the Trust is not operating a redemption program for Units and therefore Units are not redeemable by the Trust. On January 13, 2023, the Trust informed investors that it was considering a redemption program for the Units, which would likely involve limited periodic redemptions of Units, however, the possibility of an open-ended redemption program was not ruled out, and the Trust was working with legal counsel to offer a redemption program. To date, there have been no material developments regarding a redemption program for the Units. The Trust may halt issuances of Units for extended periods of time. As a result, the value of the Units of the Trust may not approximate, and when traded on any secondary market, the Units may trade at a substantial premium over, or discount to, the Trust’s NAV per Unit.

Critical Accounting Estimates

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

Review of Financial Results (unaudited)

Financial Highlights for the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investment in Bitcoin	$33,203,622	$(786,090)
Net increase (decrease) in net assets resulting from operations	$32,997,654	$(1,058,543)
Net assets	$79,012,434	$128,614,625

Net realized and unrealized gain on investment in Bitcoin for the three months ended March 31, 2023 was $33,203,622 which includes a realized gain of $108,356 on the transfer of Bitcoins to pay the Management Fee and other expenses and net change in unrealized appreciation on investment in Bitcoin of $33,095,266. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $16,561.21 per Bitcoin as of December 31 2022 to $28,467.79 per Bitcoin as of March 31, 2023. Net increase in net assets resulting from operations was $32,997,654, for the three months ended March 31, 2023, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Management Fee of $76,394 and other expenses of $129,574. Net assets increased to $79,012,434 at March 31, 2023, a 72% increase for the period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation which was partially offset by the Trust’s expenses of $205,968 for the period.

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

Selected Operating Data

	Three Months March 31,
	2023	2022
Bitcoins:
Opening balance	2,792.88	2,828.93
Management Fee, related party	(3.36)	(3.41)
Other Expenses	(2.83)	(1.53)
Closing balance	2,786.69	2,823.99
Accrued but unpaid Management Fee, related party	(1.16)	(1.17)
Unreimbursed expenses due to Sponsor	(7.91)	-
Accrued but unpaid other expenses, net of other assets	(2.12)	(2.05)
Net closing balance	2,775.50	2,820.77
Number of Units:
Opening balance	8,340,536	8,340,536
Closing balance	8,340,536	8,340,536

	As of March 31,
	2023	2022
NAV per Unit	$9.47	$15.42
Bitcoin Market Price	$28,467.79	$45,595.55
Bitcoin Holdings per Unit	0.00033	0.00034

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

The following chart illustrates the movements in the NAV and the Bitcoin Market Price (referred to in the chart as “Market Price”) from the beginning of the Trust’s operations on January 3, 2019 to March 31, 2023.

The table below illustrates the movements in the Bitcoin Market Price since the beginning of the Trust’s operations on January 3, 2019. Since the beginning of the Trust’s operations to March 31, 2023 the Bitcoin Market Price has ranged from $3,358.67 to $67,371.70, with the straight average being $23,527.82. The Sponsor has not observed a material difference between the Bitcoin Market Price and average prices from the constituent Bitcoin exchanges individually or as a group.

Period	Average	High	Date	Low	Date	End of period
From January 3, 2019 to December 31, 2019	$7,379.15	$13,724.33	6/26/2019	$3,358.67	2/7/2019	$7,153.38
Year ended December 31, 2020	11,131.27	29,026.66	12/31/2020	4,956.92	3/16/2020	29,026.66
Year ended December 31, 2021	47,524.08	67,371.70	11/9/2021	29,785.71	7/20/2021	45,867.86
Year ended December 31, 2022	28,203.59	47,982.33	3/28/2022	15,766.93	11/21/2022	16,561.21
Three months ended March 31, 2023	23,027.30	28,467.79	3/31/2023	16,655.42	1/3/2023	28,467.79
January 3, 2019 (the inception of the Trust’s operations) to March 31, 2023	$23,527.82	$67,371.70	11/9/2021	$3,358.67	2/7/2019	$28,467.79

Secondary Market Trading

The Trust’s Units have been quoted on OTC Markets since February 12, 2021, and on OTCQX since February 26, 2021 under the symbol “OBTC.” The price of the Units as quoted on OTCQX (and OTC Markets) has varied significantly from the NAV per Unit. From February 12, 2021 to March 31, 2023, the maximum premium of the closing price of the Units quoted on OTCQX (and OTC Markets) over the value of the Trust’s NAV per Unit was approximately 240% and the average daily discount since the Units were first traded on OTC Markets on February 12, 2021 was approximately 11%. As of March 31, 2023, the Trust’s Units were quoted on OTCQX at a discount of approximately 37% to the Trust’s NAV per Unit.

The historical premium of the closing price of the Units quoted on OTCQX and OTC Markets as compared with the NAV per Unit has varied, from a high of 240% on February 16, 2021 (closing price $56.39 per Unit on OTCQX (and OTC Markets) and NAV per Unit $16.58) to a low (i.e., discount) of 46% on November 18, 2022 (closing price $3 per Unit on OTCQX (and OTC Markets) and NAV per Unit $5.56).The historical premiums and discounts at times reflect a material deviation from the Bitcoin Market Price.

The following table sets out the range of high and low closing prices for the Units as reported by OTCQX (or OTC Markets) and the Trust’s NAV per Unit for the period from February 12, 2021 to March 31, 2023. The Trust’s Bitcoin Holdings per Unit for the period was 0.00033.

High				Low
OTC Markets		NAV per Unit		OTC Markets		NAV per Unit
2	/16/2021	11	/9/2021	11	/18/2022	11	/21/2022
$56.39		$22.86		$3.00		$5.28

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Sponsor’s Chief Executive Officer (who serves as our principal executive officer) and Chief Financial Officer (who serves as our principal financial and accounting officer), to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Sponsor’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, the Sponsor’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under “Item 1A. Risk Factors” of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

101.INS	XBRL Instance Document, filed herewith. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document, filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
21

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

Date: May 9, 2023

*	The Registrant is a trust and the persons are signing in their capacities as officers or directors of Osprey Funds, LLC, the Sponsor of the Registrant.
22