Form 10-Q
period 2023-06-30
Osprey Bitcoin Trust
filed 2023-08-01
CIK 1767057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Number Units of the registrant outstanding as of July 17th, 2023: 8,340,536

OSPREY BITCOIN TRUST
TABLE OF CONTENTS

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Osprey Bitcoin Trust (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Osprey Funds, LLC, the sponsor of the Trust (the “Sponsor”), references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. You should specifically consider the numerous risks outlined under “Risk Factors.” Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including:

●	the risk factors discussed in “Item 1A. Risk Factors” of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”), including the particular risks associated with new technologies such as Bitcoin and blockchain technology;

●	the legal challenges associated with conducting an ongoing redemption program and our plans to begin considering a limited periodic redemption program or an open-ended redemption program;

●	the economic conditions in the Bitcoin industry and market, including any prolonged substantial reduction in Bitcoin prices and the impact of the failure of several prominent crypto trading venues and lending platforms on the crypto economy;

●	general economic, market and business conditions;

●	the use of technology by us and our vendors, including the Custodian (as defined herein), in conducting our business, including disruptions in our computer systems and data centers and our transition to, and quality of, new technology platforms;

●	changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies;

the costs and effect of any litigation or regulatory investigations;

●	our ability to maintain a positive reputation;

●	other world economic and political developments, such as the ongoing conflict in Ukraine; and

●	the Sponsor’s conflict of interest in allocating resources among its different clients and the pursuit of future business or investment opportunities by the Sponsor, its officers and/or affiliated entities.

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

INDUSTRY AND MARKET DATA

Although we are responsible for all disclosure contained in this Quarterly Report, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Bitcoin industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Statement Regarding Forward-Looking Statements.”

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Osprey Bitcoin Trust

Statements of Assets and Liabilities

June 30, 2023 and December 31, 2022

(Amounts in U.S. dollars, except units issued and outstanding)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Investment in Bitcoin, at fair value (cost $75,715,496 and $75,816,514), respectively)	$83,941,528	$46,253,445
Cash	100	257
Other assets	148,797	24,600
Total assets	84,090,425	46,278,302

Liabilities
Management Fee payable	33,848	19,213
Due to Sponsor	100	166,804
Other payable	75,213	77,505
Total liabilities	109,161	263,522
Net assets	$83,981,264	$46,014,780

Net assets
Paid-in capital	$76,978,282	$76,978,282
Accumulated net investment loss	(2,780,830)	(2,316,820)
Accumulated net realized gain on investment in Bitcoin	1,556,203	911,557
Accumulated net change in unrealized appreciation (depreciation) on investment in Bitcoin	8,227,609	(29,558,239)
	$83,981,264	$46,014,780

Units issued and outstanding, no par value (unlimited Units authorized)	8,340,536	8,340,536
Net asset value per Unit	$10.07	$5.52

The accompanying notes are an integral part of these financial statements.

Osprey Bitcoin Trust

Schedules of Investment

June 30, 2023 and December 31, 2022

(Amounts in U.S. dollars, except units)

June 30, 2023 (Unaudited)	Units	Fair Value	Percentage of Net Assets

Investment in Bitcoin, at fair value (cost $75,715,496)	2,764.70	$83,941,528	100%

Cash and other assets, less liabilities		39,736	0%
Net assets		$83,981,264	100%

December 31, 2022	Units	Fair Value	Percentage of Net Assets

Investment in Bitcoin, at fair value (cost $75,816,514)	2,792.88	$46,253,445	101%

Liabilities, less cash and other assets		(238,665)	(1)%
Net assets		$46,014,780	100%

The accompanying notes are an integral part of these financial statements.

Osprey Bitcoin Trust

Statements of Operations

For the three months and six months ended June 30, 2023 and 2022

(Amounts in U.S. dollars)

	Three months ended June 30, 2023 (Unaudited)	Three months ended June 30, 2022 (Unaudited)	Six months ended June 30, 2023 (Unaudited)	Six months ended June 30, 2022 (Unaudited)
Expenses
Management Fee	$94,797	$111,774	$171,191	$252,916
Professional fees	75,997	172,158	115,682	215,358
Custodian fees	29,055	23,209	52,609	107,743
Other	58,193	1,496	124,528	5,073
Total expenses	258,042	308,637	464,010	581,090

Net investment loss	(258,042)	(308,637)	(464,010)	(581,090)

Net realized gain and net change in unrealized appreciation (depreciation) on investment in Bitcoin
Net realized gain on investment in Bitcoin	536,290	257,754	644,646	452,877
Net change in unrealized appreciation (depreciation) on investment in Bitcoin	4,690,582	(75,512,850)	37,785,848	(76,494,063)
Total net realized gain and net change in unrealized appreciation (depreciation) on investment in Bitcoin	5,226,872	(75,255,096)	38,430,494	(76,041,186)

Net increase (decrease) in net assets resulting from operations	$4,968,830	$(75,563,733)	$37,966,484	$(76,622,276)

The accompanying notes are an integral part of these financial statements.

Osprey Bitcoin Trust

Statements of Changes in Net Assets

For the three months and six months ended June 30, 2023 and 2022

(Amounts in U.S. dollars, except units issued and outstanding)

	Three months ended June 30, 2023 (Unaudited)	Three months ended June 30, 2022 (Unaudited)	Six months ended June 30, 2023 (Unaudited)	Six months ended June 30, 2022 (Unaudited)
Increase (decrease) in net assets from operations
Net investment loss	$(258,042)	$(308,637)	$(464,010)	$(581,090)
Net realized gain on investment in Bitcoin	536,290	257,754	644,646	452,877
Net change in unrealized appreciation (depreciation) on investment in Bitcoin	4,690,582	(75,512,850)	37,785,848	(76,494,063)
Net increase (decrease) in net assets resulting from operations	4,968,830	(75,563,733)	37,966,484	(76,622,276)

Net assets
Net assets at the beginning of the period	79,012,434	128,614,625	46,014,780	129,673,168
Net assets at the end of the period	$83,981,264	$53,050,892	$83,981,264	$53,050,892

Change in units issued and outstanding
Units issued and outstanding at the beginning of the period	8,340,536	8,340,536	8,340,536	8,340,536
Units issued and outstanding at the end of the period	8,340,536	8,340,536	8,340,536	8,340,536

The accompanying notes are an integral part of these financial statements.

Osprey Bitcoin Trust

Notes to the Financial Statements (unaudited)

As of June 30, 2023

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements are expressed in US dollars and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. The Trust is not registered with U.S. Securities and Exchange Commission (“SEC”) under the Investment Company Act of 1940. The results for the three months and six months ended June 30, 2023 and 2022 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Effective November 1, 2021, the Trust suspended the November 2020 Offering under Rule 506(c) under the Securities Act.

As of June 30, 2023, there were 8,340,536 Units issued and outstanding. 151,411 of the Units are restricted securities that may not be resold absent registration or an exemption from registration under the Securities Act, and 8,189,125 of the Units are unrestricted securities.

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

The investment measured at fair value on a recurring basis and categorized using the three levels of fair value hierarchy consisted of the following as of June 30, 2023 and December 31, 2022:

	Number	Per Bitcoin	Amount at	Fair Value Measurement Category
June 30, 2023	of Bitcoin	Fair Value	Fair Value	Level 1	Level 2	Level 3

Investment in Bitcoin	2,764.70	$30,361.94	$83,941,528	$-	$83,941,528	$-

	Number	Per Bitcoin	Amount at	Fair Value Measurement Category
December 31, 2022	of Bitcoin	Fair Value	Fair Value	Level 1	Level 2	Level 3

Investment in Bitcoin	2,792.88	$16,561.21	$46,253,445	$-	$46,253,445	$-

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

The following represents the changes in quantity and the respective fair value of Bitcoin for the six months ended June 30, 2023:

	Bitcoin	Fair Value
Balance at January 1, 2023	2,792.88	$46,253,445
Bitcoin distributed for Management Fee, related party	(6.79)	(166,831)
Bitcoin distributed for other fees	(21.39)	(585,855)
Net realized gain on investment in Bitcoin	-	651,668
Net change in unrealized appreciation on investment in Bitcoin	-	37,789,101
Balance at June 30, 2023	2,764.70	$83,941,528

Net realized gain on the transfer of Bitcoins to pay the Management Fee and other expenses for the six months ended June 30, 2023, was $644,646, which includes $651,668 net realized gain on investment in Bitcoin, and $7,022 net realized loss resulted from the changes in liabilities denominated in Bitcoin. Net change in unrealized appreciation on investment in Bitcoin for the six months ended June 30, 2023, was $37,785,848, which includes net change in unrealized appreciation on investment in Bitcoin of $37,789,101, and $3,253 net unrealized depreciation due to changes in value of liabilities denominated in Bitcoin.

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

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. As of June 30, 2023, the Trust did not have a liability for any unrecognized tax amounts for uncertain tax positions related to federal, state, and local income taxes.

However, the conclusions concerning the determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance and on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of June 30, 2023 and December 31, 2022. The Trust’s 2020, 2021, and 2022 tax returns are subject to audit by federal, state and local tax authorities.

5.	Related Parties

The Sponsor pays certain expenses on behalf of, and is reimbursed by, the Trust. For the three months ended June 30, 2023, and 2022 the Trust reimbursed the Sponsor the expenses in the amount of $522,533 and $152,858 respectively. For the six months ended June 30, 2023, and 2022 the Trust reimbursed the Sponsor the expenses in the amount of $585,855 and $211,355, respectively.

For the three months ended June 30, 2023, and 2022, the Trust incurred Management Fees of $94,797 and $111,774 respectively, which are recorded in the accompanying statements of operations. For the six months ended June 30, 2023, and 2022, the Trust incurred Management Fees of $171,191 and $252,916 respectively, which are recorded in the accompanying statements of operations. As of June 30, 2023 and December 31, 2022, there were unpaid Management Fees of $33,848 and $19,213, respectively, which are recorded as management fee payable in the accompanying statements of assets and liabilities.

The Trust’s Management Fee is accrued daily in Bitcoins and will be payable, at the Sponsor’s sole discretion, in U.S. dollars or in Bitcoins at the Bitcoin Market Price in effect at the time of such payment. From inception through June 30, 2023, all Management Fees have been paid in Bitcoin to the Sponsor.

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

8.	Financial Highlights

	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Per Unit Performance (for a unit outstanding throughout the period)

Net asset value per unit at beginning of period	$9.47	$15.42	$5.52	$15.55

Net increase (decrease) in net assets resulting from operations
Net realized gain (loss) and change in unrealized appreciation (depreciation) on investment	0.63	(9.03)	4.61	(9.13)
Net investment loss	(0.03)	(0.03)	(0.06)	(0.06)
Net increase (decrease) in net assets resulting from operations	0.60	(9.06)	4.55	(9.19)

Net asset value per unit at end of period	$10.07	$6.36	$10.07	$6.36

Total return	6.34%	(58.75)%	82.43%	(59.10)%

Ratios to average net asset value
Expenses	1.29%	1.28%	1.32%	1.08%

Net investment loss	(1.29)%	(1.28)%	(1.32)%	(1.08)%
13

An individual Unitholder’s return, ratios, and per Unit performance may vary from those presented above based on the timing of Unit transactions. Total return and ratios to average net asset value are calculated for the Unitholders taken as a whole. Ratios have been annualized for the partial periods ended June 30, 2023 and 2022.

9.	Subsequent Events

On June 29, 2023, an affiliate to the Sponsor entered into an agreement to purchase 2,932,321 units from an unaffiliated investor in a private transaction. This purchase represented approximately 35% of Units of the Trust. The transaction settled on July 14, 2023.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Six Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net realized and unrealized gain (loss) on investment in Bitcoin	$5,226,872	(75,255,096)	$38,430,494	(76,041,186)
Net increase (decrease) in net assets resulting from operations	$4,968,830	(75,563,733)	$37,966,484	(76,622,276)
Net assets	$83,981,264	53,050,892	$83,981,264	53,050,892

Net realized and unrealized gain on investment in Bitcoin for the three months ended June 30, 2023 was $5,226,872 which includes a realized gain of $536,290 on the transfer of Bitcoins to pay the Management Fee and other expenses and net change in unrealized appreciation on investment in Bitcoin of $4,690,582. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $28,467.79 per Bitcoin as of March 31, 2023 to $ 30,361.94 per Bitcoin as of June 30, 2023. Net increase in net assets resulting from operations was $4,968,830, for the three months ended June 30, 2023, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Management Fee of $94,797 and other expenses of $163,245. Net assets increased to $83,981,264 at June 30, 2023, a 6% increase for the period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation which was partially offset by the Trust’s expenses of $258,042 for the period.

Net realized and unrealized loss on investment in Bitcoin for the three months ended June 30, 2022 was $75,255,096 which includes a realized gain of $257,754 on the transfer of Bitcoins to pay the Management Fee and other expenses and net change in unrealized depreciation on investment in Bitcoin of $75,512,850. Net realized and unrealized loss on investment in Bitcoin for the period was driven by Bitcoin price depreciation from $45,595.55 per Bitcoin as of March 31, 2022 to $18,895,01 per Bitcoin as of June 30, 2022. Net decrease in net assets resulting from operations was $75,563,733 for the three months ended June 30, 2022, which consisted of the net realized and unrealized loss on investment in Bitcoin, less the Management Fee of $111,774 and other expenses of $196,863. Net assets decreased to $53,050,892 at June 30, 2022, a 59% decrease for the period. The decrease in net assets resulted from the aforementioned Bitcoin price depreciation and the Trust’s expenses of $308,637 for the period.

Net realized and unrealized gain on investment in Bitcoin for the six months ended June 30, 2023 was $38,430,494 which includes a realized gain of $644,646 on the transfer of Bitcoins to pay the Management Fee and other expenses and net change in unrealized appreciation on investment in Bitcoin of $37,785,848. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $16,561.21 per Bitcoin as of December 31, 2022 to $ 30,361.94 per Bitcoin as of June 30, 2023. Net increase in net assets resulting from operations was $37,966,484, for the six months ended June 30, 2023, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Management Fee of $171,191 and other expenses of $292,819. Net assets increased to $83,981,264 at June 30, 2023, a 83% increase for the period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation which was partially offset by the Trust’s expenses of $464,010 for the period.

Net realized and unrealized loss on investment in Bitcoin for the six months ended June 30, 2022 was $76,041,186 which includes a realized gain of $452,877 on the transfer of Bitcoins to pay the Management Fee and other expenses and net change in unrealized depreciation on investment in Bitcoin of $76,494,063. Net realized and unrealized loss on investment in Bitcoin for the period was driven by Bitcoin price depreciation from $45,867.86 per Bitcoin as of December 31, 2021 to $18,895.01 per Bitcoin as of June 30, 2022. Net decrease in net assets resulting from operations was $76,622,276 for the six months ended June 30, 2022, which consisted of the net realized and unrealized loss on investment in Bitcoin, less the Management Fee of $252,916 and other expenses of $328,174. Net assets decreased to $53,050,892 at June 30, 2022, a 59% decrease for the period. The decrease in net assets resulted from the aforementioned Bitcoin price depreciation and the Trust’s expenses of $581,090 for the period.

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

Selected Operating Data

	Three Months June 30,		Six Months June 30,
	2023	2022	2023	2022
Bitcoins:
Opening balance	2,786.69	2,823.99	2,792.88	2,828.93
Management Fee, related party	(3.43)	(3.48)	(6.79)	(6.90)
Other Expenses	(18.56)	(4.44)	(21.39)	(5.96)
Closing balance	2,764.70	2,816.07	2,764.70	2,816.07
Other assets	4.90	0.01	4.90	0.01
Accrued but unpaid Management Fee, related party	(1.11)	(1.13)	(1.11)	(1.13)
Accrued but unpaid other expenses	(2.49)	(7.30)	(2.49)	(7.30)
Net closing balance	2,766.00	2,807.65	2,766.00	2,807.65
Number of Units:
Opening balance	8,340,536	8,340,536	8,340,536	8,340,536
Closing balance	8,340,536	8,340,536	8,340,536	8,340,536

	As of June 30,
	2023	2022
NAV per Unit	$10.07	$6.36
Bitcoin Market Price	$30,361.94	$18,895.01
Bitcoin Holdings per Unit	0.00033	0.00034
17

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

The following chart illustrates the movements in the NAV and the Bitcoin Market Price (referred to in the chart as “Market Price”) from the beginning of the Trust’s operations on January 3, 2019 to June 30, 2023.

The table below illustrates the movements in the Bitcoin Market Price since the beginning of the Trust’s operations on January 3, 2019. From the beginning of the Trust’s operations to June 30, 2023, the Bitcoin Market Price has ranged from $3,358.67 to $67,371.70, with the straight average being $23,775.51. The Sponsor has not observed a material difference between the Bitcoin Market Price and average prices from the constituent Bitcoin exchanges individually or as a group.

Period	Average	High	Date	Low	Date	End of period
From January 3, 2019 to December 31, 2019	$7,379.15	$13,724.33	6/26/2019	$3,358.67	2/7/2019	$7,153.38
Year ended December 31, 2020	11,131.27	29,026.66	12/31/2020	4,956.92	3/16/2020	29,026.66
Year ended December 31, 2021	47,524.08	67,371.70	11/9/2021	29,785.71	7/20/2021	45,867.86
Year ended December 31, 2022	28,203.59	47,982.33	3/28/2022	15,766.93	11/21/2022	16,561.21
Six months ended June 30, 2023	25,536.71	30,906.40	6/23/2023	16,655.42	1/3/2023	30,361.94
January 3, 2019 (the inception of the Trust’s operations) to June 30, 2023	$23,775.51	$67,371.70	11/9/2021	$3,358.67	2/7/2019	$30,361.94

Secondary Market Trading

The Trust’s Units have been quoted on OTC Markets since February 12, 2021, and on OTCQX since February 26, 2021 under the symbol “OBTC.” The price of the Units as quoted on OTCQX (and OTC Markets) has varied significantly from the NAV per Unit. From February 12, 2021 to June 30, 2023, the maximum premium of the closing price of the Units quoted on OTCQX (and OTC Markets) over the value of the Trust’s NAV per Unit was approximately 240% and the average daily discount since the Units were first traded on OTC Markets on February 12, 2021 was approximately 13%. As of June 30, 2023, the Trust’s Units were quoted on OTCQX at a discount of approximately 30% to the Trust’s NAV per Unit.

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

The following table sets out the range of high and low closing prices for the Units as reported by OTCQX (or OTC Markets) and the Trust’s NAV per Unit for the period from February 12, 2021 to June 30, 2023. The Trust’s Bitcoin Holdings per Unit for the period was 0.00033.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Sponsor’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, the Sponsor’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under “Item 1A. Risk Factors” of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as to the purchases of the Trust’s Units during the three months ended June 30, 2023 by the Trust or by any affiliated purchaser (as defined by Rule 10b-18 of the Exchange Act). During the monthly periods presented, the Trust did not have any publicly announced repurchase plans or programs.

Period (fiscal month)	Total Number of Units Purchased	Average Price Paid per Unit
April 1 – April 30, 2023	-	-
May 1 – May 31, 2023	-	-
June 1 – June 30, 2023	2,932,321[1]	$6.75
Total	2,932,321	$6.75

1 All units identified in this column were purchased by Anax Trading, LLC in a private transaction. The purchase agreement was executed on June 29, 2023 and settlement occurred on July 14, 2023. Anax Trading, LLC is 100% owned by Rex Shares, LLC. Rex Shares, LLC is under common control with the Sponsor.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of the Sponsor’s officers responsible for overseeing the business and operations of the Trust adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Trust’s fiscal quarter ended June 30, 2023.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

101.INS	XBRL Instance Document, filed herewith. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document, filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
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

Date: August 1, 2023

*	The Registrant is a trust and the persons are signing in their capacities as officers or directors of Osprey Funds, LLC, the Sponsor of the Registrant.
22