Form 10-Q
period 2023-09-30
Osprey Bitcoin Trust
filed 2023-11-03
CIK 1767057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

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

Number Units of the registrant outstanding as of October 30th, 2023: 8,340,536

OSPREY BITCOIN TRUST
TABLE OF CONTENTS

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Osprey Bitcoin Trust (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Osprey Funds, LLC, the sponsor of the Trust (the “Sponsor”), references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. You should specifically consider the numerous risks outlined under “Risk Factors.” Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including:

●	the risk factors discussed in “Item 1A. Risk Factors” of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”), including the particular risks associated with new technologies such as Bitcoin and blockchain technology, and this Quarterly Report on Form 10-Q for the period ended September 30, 2023 (the “Quarterly Report”);

●	the legal challenges associated with conducting an ongoing redemption program and our plans to begin considering a limited periodic redemption program or an open-ended redemption program;

●	the impact of the possible listing of similar investment products on a national securities exchange;

●	the economic conditions in the Bitcoin industry and market, including any prolonged substantial reduction in Bitcoin prices and the impact of the failure of several prominent crypto trading venues and lending platforms on the crypto economy;

●	general economic, market and business conditions;

●	the use of technology by us and our vendors, including the Custodian (as defined herein), in conducting our business, including disruptions in our computer systems and data centers and our transition to, and quality of, new technology platforms;

●	changes in laws, regulations and policies, including those concerning taxes, made by governmental authorities or regulatory bodies;

●	the costs and effect of any litigation or regulatory investigations;

●	our ability to maintain a positive reputation;

●	the emergence or continuation of widespread health emergencies, geopolitical conflicts (including the ongoing conflict in Ukraine, the conflict in Israel and surrounding areas, the possible expansion of such conflicts and potential geopolitical consequences), and other catastrophic external events;

●	the Sponsor’s conflict of interest in allocating resources among its different clients and the pursuit of future business or investment opportunities by the Sponsor, its officers and/or affiliated entities.

Consequently, all the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Units. Should one or more of the risks discussed under “Item 1A. Risk Factors” of the Trust’s Annual Report or Quarterly Report, or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Moreover, neither the Trust, the Sponsor, nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Osprey Bitcoin Trust

Statements of Assets and Liabilities

(Amounts in U.S. dollars, except units issued and outstanding)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Investment in Bitcoin, at fair value (cost $75,693,820 and $75,816,514), respectively)	$74,269,591	$46,253,445
Cash	180	257
Other assets	99,913	24,600
Total assets	74,369,684	46,278,302

Liabilities
Management Fee payable	29,913	19,213
Due to Sponsor	180	166,804
Other payable	106,446	77,505
Total liabilities	136,539	263,522
Net assets	$74,233,145	$46,014,780

Net assets
Paid-in capital	$76,978,282	$76,978,282
Accumulated net investment loss	(3,032,872)	(2,316,820)
Accumulated net realized gain on investment in Bitcoin	1,708,323	911,557
Accumulated net change in unrealized depreciation on investment in Bitcoin	(1,420,588)	(29,558,239)
	$74,233,145	$46,014,780

Units issued and outstanding, no par value (unlimited Units authorized)	8,340,536	8,340,536
Net asset value per Unit	$8.90	$5.52

The accompanying notes are an integral part of these financial statements.

Osprey Bitcoin Trust

Schedules of Investment

(Amounts in U.S. dollars, except units)

			Percentage of
September 30, 2023 (Unaudited)	Units	Fair Value	Net Assets

Investment in Bitcoin, at fair value (cost $75,693,820)	2,758.65	$74,269,591	100%

Liabilities, less cash and other assets		(36,446)	-%

Net assets		$74,233,145	100%

			Percentage of
December 31, 2022	Units	Fair Value	Net Assets

Investment in Bitcoin, at fair value (cost $75,816,514)	2,792.88	$46,253,445	101%

Liabilities, less cash and other assets		(238,665)	(1)%

Net assets		$46,014,780	100%

The accompanying notes are an integral part of these financial statements.

Osprey Bitcoin Trust

Statements of Operations

(Amounts in U.S. dollars)

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Expenses
Management Fee	$95,755	$73,637	$266,946	$326,553
Professional fees	73,295	100,754	188,977	316,112
Custodian fees	29,300	25,258	81,909	133,001
Other	53,692	(766)	178,220	4,307
Total expenses	252,042	198,883	716,052	779,973

Net investment loss	(252,042)	(198,883)	(716,052)	(779,973)

Net realized gain and net change in unrealized appreciation (depreciation) on investment in Bitcoin
Net realized gain on investment in Bitcoin	152,120	195,373	796,766	648,250
Net change in unrealized appreciation (depreciation) on investment in Bitcoin	(9,648,197)	1,477,767	28,137,651	(75,016,296)
Total net realized gain and net change in unrealized appreciation (depreciation) on investment in Bitcoin	(9,496,077)	1,673,140	28,934,417	(74,368,046)

Net increase (decrease) in net assets resulting from operations	$(9,748,119)	$1,474,257	$28,218,365	$(75,148,019)

The accompanying notes are an integral part of these financial statements.

Osprey Bitcoin Trust

Statements of Changes in Net Assets

(Amounts in U.S. dollars, except units issued and outstanding)

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Increase (decrease) in net assets from operations
Net investment loss	$(252,042)	$(198,883)	$(716,052)	$(779,973)
Net realized gain on investment in Bitcoin	152,120	195,373	796,766	648,250
Net change in unrealized appreciation (depreciation) on investment in Bitcoin	(9,648,197)	1,477,767	28,137,651	(75,016,296)
Net increase (decrease) in net assets resulting from operations	(9,748,119)	1,474,257	28,218,365	(75,148,019)

Net assets
Net assets at the beginning of the period	83,981,264	53,050,892	46,014,780	129,673,168
Net assets at the end of the period	$74,233,145	$54,525,149	$74,233,145	$54,525,149

Change in units issued and outstanding
Units issued and outstanding at the beginning of the period	8,340,536	8,340,536	8,340,536	8,340,536
Units issued and outstanding at the end of the period	8,340,536	8,340,536	8,340,536	8,340,536

The accompanying notes are an integral part of these financial statements.

Osprey Bitcoin Trust

Notes to the Financial Statements (unaudited)

As of September 30, 2023

1. Organization

Osprey Bitcoin Trust (the “Trust”) is a Delaware Statutory Trust, formed on January 3, 2019, which commenced operations on January 22, 2019, and is governed by the Second Amended and Restated Declaration of Trust and Trust Agreement dated November 1, 2020, as amended by the Amendment to Trust Agreement dated April 15, 2022 (the “Trust Agreement”). In general, the Trust holds Bitcoin and, from time to time, issues common units of fractional undivided beneficial interest (“Units”) in exchange for Bitcoin. The investment objective of the Trust is for the Units to track the price of Bitcoin, less liabilities and expenses of the Trust. The Units are designed as a convenient and cost-effective method for investors to gain investment exposure to Bitcoin, similar to a direct investment in Bitcoin.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements are expressed in US dollars and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. The Trust is not registered with U.S. Securities and Exchange Commission (“SEC”) under the Investment Company Act of 1940. The results for the three months and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Reclassifications

Certain prior period amounts have been reclassified in order to conform with the current period presentation. These reclassifications have no impact on the Trust’s previously reported net investment loss.

Use of Estimates

GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. The most significant estimate in the financial statements is the fair value of investments in Bitcoin. Actual results could differ from those estimates and these differences could be material.

Cash

Cash is received by the Trust from investors and converted into Bitcoin for investment. At times, bank deposits may be in excess of federally insured limits. In accordance with ASC 230 “Statement of Cash Flows,” the Trust qualifies for an exemption from the requirement to provide a statement of cash flows and has elected not to provide a statement of cash flows.

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

Effective November 1, 2021, the Trust suspended the November 2020 Offering under Rule 506(c) under the Securities Act.

As of September 30, 2023, there were 8,340,536 Units issued and outstanding. 107,478 of the Units are restricted securities that may not be resold absent registration or an exemption from registration under the Securities Act, and 8,233,058 of the Units are unrestricted securities.

The Trust is currently not redeeming Units. On January 13, 2023, the Sponsor communicated to the Trust’s Unitholders that it is considering a redemption program for investors in the Trust and that such redemption program would likely involve limited periodic redemptions of Units, although the Trust had not ruled out the possibility of an open-ended redemption program.

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

Fair Value Measurements

The Trust’s investment in Bitcoin is stated at fair value in accordance with ASC 820-10 “Fair Value Measurements,” which outlines the application of fair value accounting. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. ASC 820-10 requires the Trust to assume that Bitcoin is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Principal market is the market with the greatest volume and level of activity for Bitcoin, and the most advantageous market is defined as the market that maximizes the amount that would be received to sell the asset or minimizes the amount that would be paid to transfer the liability, after taking into account transaction costs. The principal market is generally selected based on the most liquid and reliable exchange (including consideration of the ability for the Trust to access the specific market, either directly or through an intermediary, at the end of each period).

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

3. Fair Value of Bitcoin

The investment measured at fair value on a recurring basis and categorized using the three levels of fair value hierarchy consisted of the following as of September 30, 2023, and December 31, 2022:

	Number	Per Bitcoin	Amount at	Fair Value Measurement Category
September 30, 2023	of Bitcoin	Fair Value	Fair Value	Level 1	Level 2	Level 3

Investment in Bitcoin	2,758.65	$26,922.47	$74,269,591	$-	$74,269,591	$-

	Number	Per Bitcoin	Amount at	Fair Value Measurement Category
December 31, 2022	of Bitcoin	Fair Value	Fair Value	Level 1	Level 2	Level 3

Investment in Bitcoin	2,792.88	$16,561.21	$46,253,445	$-	$46,253,445	$-

The Trust determined the fair value per Bitcoin using the price provided at 4:00 p.m., New York time, by principal market.

The Management Fee payable accrued in Bitcoin is converted into United States dollar amount at the period-end Bitcoin Market Price. The fluctuations arising from the effect of changes in liability denominated in Bitcoin are included with the net realized or unrealized appreciation or depreciation on investment in Bitcoin in the statements of operations.

The following represents the changes in quantity and the respective fair value of Bitcoin for the nine months ended September 30, 2023:

	Bitcoin	Fair Value
Balance at January 1, 2023	2,792.88	$46,253,445
Bitcoin distributed for Management Fee, related party	(10.20)	(263,588)
Bitcoin distributed for other fees	(24.03)	(662,025)
Net realized gain on investment in Bitcoin	-	802,919
Net change in unrealized appreciation on investment in Bitcoin	-	28,138,840
Balance at September 30, 2023	2,758.65	$74,269,591

Net realized gain on the transfer of Bitcoins to pay the Management Fee and other expenses for the nine months ended September 30, 2023, was $796,766, which includes $802,919 net realized gain on investment in Bitcoin, and $6,153 net realized loss resulted from the changes in liabilities denominated in Bitcoin. Net change in unrealized appreciation on investment in Bitcoin for the nine months ended September 30, 2023, was $28,137,651, which includes net change in unrealized appreciation on investment in Bitcoin of $28,138,840, and $1,189 net unrealized depreciation due to changes in value of liabilities denominated in Bitcoin.

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

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. As of September 30, 2023, the Trust did not have a liability for any unrecognized tax amounts for uncertain tax positions related to federal, state, and local income taxes.

However, the conclusions concerning the determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance and on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of September 30, 2023, and December 31, 2022. The Trust’s 2020, 2021, and 2022 tax returns are subject to audit by federal, state and local tax authorities.

5. Related Parties

The Sponsor pays certain expenses on behalf of, and is reimbursed by, the Trust. For the three months ended September 30, 2023 and 2022 the Trust reimbursed the Sponsor the expenses in the amount of $76,170 and $153,497, respectively. For the nine months ended September 30, 2023 and 2022 the Trust reimbursed the Sponsor the expenses in the amount of $662,025 and $364,852, respectively.

For the three months ended September 30, 2023 and 2022 the Trust incurred Management Fees of $95,755 and $73,637, respectively, which are recorded in the accompanying statements of operations. For the nine months ended September 30, 2023 and 2022 the Trust incurred Management Fees of $266,946 and $326,553, respectively, which are recorded in the accompanying statements of operations. As of September 30, 2023, and December 31, 2022, there were unpaid Management Fees of $29,913 and $19,213, respectively, which are recorded as management fee payable in the accompanying statements of assets and liabilities.

The Trust’s Management Fee is accrued daily in Bitcoins and will be payable, at the Sponsor’s sole discretion, in U.S. dollars or in Bitcoins at the Bitcoin Market Price in effect at the time of such payment. From inception through September 30, 2023, all Management Fees have been paid in Bitcoin to the Sponsor.

On June 29, 2023, an affiliate to the Sponsor entered into an agreement to purchase 2,932,321 Units from an unaffiliated investor in a private transaction. This purchase represented approximately 35% of Units of the Trust. The transaction settled on July 14, 2023. The aggregate number of Units owned by related parties is 2,938,490, valued at $26,153,398, and 6,169, valued at $34,034 on September 30, 2023, and December 31, 2022, respectively.

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

8. Financial Highlights

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Per Unit Performance
(for a unit outstanding throughout the period)

Net asset value per unit at beginning of period	$10.07	$6.36	$5.52	$15.55

Net increase (decrease) in net assets resulting from operations
Net realized gain (loss) and change in unrealized appreciation (depreciation) on investment	(1.14)	0.21	3.47	(8.92)
Net investment loss	(0.03)	(0.03)	(0.09)	(0.09)
Net increase (decrease) in net assets resulting from operations	(1.17)	0.18	3.38	(9.01)

Net asset value per unit at end of period	$8.90	$6.54	$8.90	$6.54

Total return	(11.62)%	2.83%	61.23%	(57.94)%

Ratios to average net asset value
Expenses	1.30%	1.38%	1.32%	1.14%

Net investment loss	(1.30)%	(1.38)%	(1.32)%	(1.14)%

An individual Unitholder’s return, ratios, and per Unit performance may vary from those presented above based on the timing of unit transactions. Total return and ratios to average net asset value are calculated for the unitholders taken as a whole. Ratios have been annualized for the partial periods ended September 30, 2023 and 2022.

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

The Trust purchases Bitcoin directly from various counterparties, such as Galaxy Digital, Jane Street, and Cumberland DRW LLC, and does not itself transact in any Bitcoin markets. The purchase price of Bitcoin from our counterparties may vary significantly. The Trust looks to these counterparties when assessing entity-specific and market-based volume and the level of activity in the Bitcoin markets. Prior to November 3, 2023, the Trust determined the value of Bitcoin at any given time by reference to the market price of Bitcoin traded on Coinbase Pro, the Trust’s principal market, as determined at 4:00 p.m., New York time on each business day (the “Bitcoin Market Price”). The Trust evaluates its principal market selection (or in the absence of a principal market the most advantageous market) at least annually and conducts a quarterly analysis to determine (i) if there have been recent changes to each bitcoin market’s trading volume and level of activity in the trailing twelve months, (ii) if any Bitcoin markets have developed that the Trust has access to, or (iii) if recent changes to a Bitcoin market’s price stability have occurred that would materially impact the selection of the principal market and necessitate a change in the Trust’s determination of its principal market. The Trust does not anticipate changing its principal market more frequently than annually, in connection with its annual evaluation of its principal market selection and annual financial audit. Each annual evaluation will take into account the findings from the Trust’s quarterly reviews.

Effective November 3, 2023, the value of Bitcoin held by the Trust is determined based on the estimated fair market value price for Bitcoin, reflecting the execution price of Bitcoin on its principal market as determined by Lukka Inc., an independent third-party digital asset data company (“Lukka”). Lukka’s pricing methodology is designed in accordance with ASC 820-10, and its proprietary software dynamically designates principal market and derives fair value prices for financial reporting using this designation.

Lukka is designed to provide an estimated fair market value for Bitcoin, in a manner that aligns with U.S. GAAP and IFRS accounting guidelines regarding fair market value measurements. In this regard, Lukka seeks to identify a “principal market” for Bitcoin, by evaluating eligible Bitcoin exchanges across a variety of different criteria, including the exchanges’ oversight and governance frameworks, microstructure efficiency, trading volume, data transparency and data integrity. The Sponsor of the Trust decided to transition to Lukka’s pricing services based on Lukka’s feature that automates the selection of the principal market in accordance with ASC 820-10. This enables the Trust to switch the principal market in real-time, as opposed to the quarterly analysis performed by the Trust prior to November 3, 2023. Although the Trust has the discretion to change the principal market, the Trust does not expect to conduct quarterly analysis to determine the principal market going forward.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Nine Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net realized and unrealized (loss) gain on investment in Bitcoin	$(9,496,077)	$1,673,140	$28,934,417	$(74,368,046)
Net (decrease) increase in net assets resulting from operations	$(9,748,119)	$1,474,257	$28,218,365	$(75,148,019)
Net assets	$74,233,145	$54,525,149	$74,233,145	$54,525,149

Net realized and unrealized loss on investment in Bitcoin for the three months ended September 30, 2023 was $9,496,077 which includes a realized gain of $152,120 on the transfer of Bitcoins to pay the Management Fee and other expenses and net change in unrealized depreciation on investment in Bitcoin of $9,648,197. Net realized and unrealized loss on investment in Bitcoin for the period was driven by Bitcoin price depreciation from $30,361.94 per Bitcoin as of June 30, 2023 to $26,922.47 per Bitcoin as of September 30, 2023. Net decrease in net assets resulting from operations was $9,748,119 for the three months ended September 30, 2023, which consisted of the net realized and unrealized loss on investment in Bitcoin, less the Management Fee of $95,755 and other expenses of $156,287. Net assets decreased to $74,233,145 at September 30, 2023, a 12% decrease for the period. The decrease in net assets resulted from the aforementioned Bitcoin price depreciation and the Trust’s expenses of $252,042 for the period.

Net realized and unrealized gain on investment in Bitcoin for the three months ended September 30, 2022 was $1,673,140 which includes a realized gain of $195,373 on the transfer of Bitcoins to pay the Management Fee and other expenses and net change in unrealized appreciation on investment in Bitcoin of $1,477,767. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $18,895.01 per Bitcoin as of June 30, 2022, to $19,480.51 per Bitcoin as of September 30, 2022. Net increase in net assets resulting from operations was $1,474,257 for the three months ended September 30, 2022, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Management Fee of $73,637 and other expenses of $125,246. Net assets increased to $54,525,149 at September 30, 2022, a 3% increase for the period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation which was partially offset by the Trust’s expenses of $198,883 for the period.

Net realized and unrealized gain on investment in Bitcoin for the nine months ended September 30, 2023, was $28,934,417 which includes a realized gain of $796,766 on the transfer of Bitcoins to pay the Management Fee and other expenses and net change in unrealized appreciation on investment in Bitcoin of $28,137,651. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $16,561.21 per Bitcoin as of December 31, 2022, to $26,922.47 per Bitcoin as of September 30, 2023. Net increase in net assets resulting from operations was $28,218,365, for the nine months ended September 30, 2023, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Management Fee of $266,946 and other expenses of $449,106. Net assets increased to $74,233,145 at September 30, 2023, a 61% increase for the period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation which was partially offset by the Trust’s expenses of $716,052 for the period.

Net realized and unrealized loss on investment in Bitcoin for the nine months ended September 30, 2022, was $74,368,046, which includes a realized gain of $648,250 on the transfer of Bitcoins to pay the Management Fee and other expenses and net change in unrealized depreciation on investment in Bitcoin of $75,016,296. Net realized and unrealized loss on investment in Bitcoin for the period was driven by Bitcoin price depreciation from $45,867.86 per Bitcoin as of December 31, 2021, to $19,480.51 per Bitcoin as of September 30, 2022. Net decrease in net assets resulting from operations was $75,148,019 for the nine months ended September 30, 2022, which consisted of the net realized and unrealized loss on investment in Bitcoin, less the Management Fee of $326,553 and other expenses of $453,420. Net assets decreased to $54,525,149 at September 30, 2022, a 58% decrease for the period. The decrease in net assets resulted from the aforementioned Bitcoin price depreciation and the Trust’s expenses of $779,973 for the period.

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

Selected Operating Data

	Three Months September 30,		Nine Months September 30,
	2023	2022	2023	2022
Bitcoins:
Opening balance	2,764.70	2,816.07	2,792.88	2,828.93
Management Fee, related party	(3.41)	(3.46)	(10.20)	(10.36)
Other Expenses	(2.64)	(6.92)	(24.03)	(12.88)
Closing balance	2,758.65	2,805.69	2,758.65	2,805.69
Other assets	3.72	0.01	3.72	0.01
Accrued but unpaid Management Fee, related party	(1.11)	(1.13)	(1.11)	(1.13)
Accrued but unpaid other expenses	(3.97)	(5.61)	(3.97)	(5.61)
Net closing balance	2,757.29	2,798.96	2,757.29	2,798.96
Number of Units:
Opening balance	8,340,536	8,340,536	8,340,536	8,340,536
Closing balance	8,340,536	8,340,536	8,340,536	8,340,536

	As of September 30,
	2023	2022
NAV per Unit	$8.90	$6.54
Bitcoin Market Price	$26,922.47	$19,480.51
Bitcoin Holdings per Unit	0.00033	0.00034

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

The following chart illustrates the movements in the NAV and the Bitcoin Market Price (referred to in the chart as “Market Price”) from the beginning of the Trust’s operations on January 3, 2019, to September 30, 2023.

The table below illustrates the movements in the Bitcoin Market Price since the beginning of the Trust’s operations on January 3, 2019. From the beginning of the Trust’s operations to September 30, 2023, the Bitcoin Market Price has ranged from $3,358.67 to $67,371.70, with the straight average being $24,002.79. The Sponsor has not observed a material difference between the Bitcoin Market Price and average prices from the constituent Bitcoin exchanges individually or as a group.

Period	Average	High	Date	Low	Date	End of period
From January 3, 2019 to December 31, 2019	$7,379.15	$13,724.33	6/26/2019	$3,358.67	2/7/2019	$7,153.38
Year ended December 31, 2020	11,131.27	29,026.66	12/31/2020	4,956.92	3/16/2020	29,026.66
Year ended December 31, 2021	47,524.08	67,371.70	11/9/2021	29,785.71	7/20/2021	45,867.86
Year ended December 31, 2022	28,203.59	47,982.33	3/28/2022	15,766.93	11/21/2022	16,561.21
Nine months ended September 30, 2023	26,394.56	31,674.08	7/13/2023	16,655.42	1/3/2023	26,922.47
January 3, 2019 (the inception of the Trust’s operations) to September 30, 2023	$24,002.79	$67,371.70	11/9/2021	$3,358.67	2/7/2019	$26,922.47

Secondary Market Trading

The Trust’s Units have been quoted on OTC Markets since February 12, 2021, and on OTCQX since February 26, 2021 under the symbol “OBTC.” The price of the Units as quoted on OTCQX (and OTC Markets) has varied significantly from the NAV per Unit. From February 12, 2021, to September 30, 2023, the maximum premium of the closing price of the Units quoted on OTCQX (and OTC Markets) over the value of the Trust’s NAV per Unit was approximately 240% and the average daily discount since the Units were first traded on OTC Markets on February 12, 2021, was approximately 14%. As of September 30, 2023, the Trust’s Units were quoted on OTCQX at a discount of approximately 21% to the Trust’s NAV per Unit.

The historical premium of the closing price of the Units quoted on OTCQX and OTC Markets as compared with the NAV per Unit has varied, from a high of 240% on February 16, 2021, (closing price $56.39 per Unit on OTCQX (and OTC Markets) and NAV per Unit $16.58) to a low (i.e., discount) of 46% on November 18, 2022, (closing price $3 per Unit on OTCQX (and OTC Markets) and NAV per Unit $5.56).The historical premiums and discounts at times reflect a material deviation from the Bitcoin Market Price.

The following table sets out the range of high and low closing prices for the Units as reported by OTCQX (or OTC Markets) and the Trust’s NAV per Unit for the period from February 12, 2021, to September 30, 2023. As of September 30, 2023, the Trust’s Bitcoin Holdings per Unit was 0.00033.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Sponsor’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, the Sponsor’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as noted below, there have been no material changes to the risk factors previously disclosed under “Item 1A. Risk Factors” of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022.

Risks related to NAV

Beginning on November 3, 2023, the Trust’s NAV is based upon the fair market value for Bitcoin determined by Lukka. The price of Bitcoin in U.S. Dollars or in other currencies available from other data sources may not be equal to the prices used to calculate the NAV. Lukka has substantial discretion at any time to change the methodology used to determine the fair market value of Bitcoin, including the spot markets underlying its methodology. Lukka does not have any obligation to take the needs of the Trust, the Trust’s Unitholders, or anyone else into consideration in connection with such changes.

The Pricing Sources used by Lukka are digital asset spot markets that facilitate the buying and selling of Bitcoin and other digital assets. Although many Pricing Sources refer to themselves as “exchanges,” they are not registered with, or supervised by, the SEC or CFTC and do not meet the regulatory standards of a national securities exchange or designated contract market. For these reasons, among others, purchases and sales of Bitcoin may be subject to temporary distortions or other disruptions due to various factors, including the lack of liquidity in the markets and government regulation and intervention. These circumstances could affect the price of Bitcoin used by Lukka.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

None of the Sponsor’s officers responsible for overseeing the business and operations of the Trust adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Trust’s fiscal quarter ended September 30, 2023.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

101.INS	Inline XBRL Instance Document, filed herewith. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document, filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document, filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document, filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

Date: November 3, 2023

*	The Registrant is a trust and the persons are signing in their capacities as officers or directors of Osprey Funds, LLC, the Sponsor of the Registrant.

