Form 10-K
period 2025-12-31
Osprey Bitcoin Trust
filed 2026-04-01
CIK 1767057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission file number 001-43024

Osprey Bitcoin Trust

(Exact name of registrant as specified in its charter)

Delaware	37-6695894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Brickell Avenue

Suite 500

Miami, FL 33131
(914) 214-4697
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Shares of Beneficial Interest of Osprey Bitcoin Trust	OBTC	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

State the aggregate market value of the shares held by non-affiliates of the registrant as of June 30, 2025: $198,196,607.

As of March 27, 2026, Osprey Bitcoin Trust had 2,940,535 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

GLOSSARY OF DEFINED TERMS

In this Annual Report, each of the following terms have the meanings set forth after such term:

“2022 Events” - The following events that occurred in 2022: in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX, one of the largest digital asset platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC.

“affiliate” - With respect to any Person, any other Person directly or indirectly controlling, controlled by or under common control with such Person.

“airdrop” - An occurrence where holders of a particular digital asset may be entitled to claim a certain amount of a new digital asset for free, based on the fact that they hold such particular digital asset.

“ASC” - The Financial Accounting Standards Board Accounting Standards Codification.

“ASC 820-10” - The Financial Accounting Standards Board Accounting Standards Codification Topic 820-10, “Fair Value Measurements and Disclosures.”

“Assumed Expenses” - The routine and ordinary administrative and operating expenses of the Trust including the fees of the Trustee, the Trust Administrator, Fund Accountant, Transfer Agent, the Custodians’ Fees, Listing Exchange fees, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and ordinary legal fees and expenses other than Extraordinary Expenses.

“Authorized Amount” - The aggregate U.S. dollar notional amount of Trade Credits that the Lender has agreed to extend to the Trust during any Defined Interval.

“Authorized Participant” - A person who, at the time of submitting an order to create or redeem one or more Baskets (i) is a registered broker-dealer; (ii) is a DTC Participant or an Indirect Participant; and (iii) has in effect a valid Authorized Participant Agreement.

“Authorized Participant Agreement” - An agreement entered into by an Authorized Participant, the Sponsor and the Trustee that provides the procedures for the creation and redemption of Baskets.

“Basket” - A block of 10,000 Shares.

“Basket Amount” - The quantity of Bitcoin attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities) multiplied by the number of Shares comprising a Basket.

“Bitcoin blockchain” - The blockchain ledger for Bitcoin.

“Bitcoin Custodian” or “Coinbase Custody” - Coinbase Custody Trust Company, LLC.

“Bitcoin Market Price” - The market price of Bitcoin as determined in accordance with ASC 820-10 on each Business Day.

“Bitcoin network” - Bitcoin blockchain and any digital asset network, including the Bitcoin peer-to-peer network.

“Bitcoin Trading Counterparty” - Designated third parties who are not registered broker-dealers and transact in Bitcoin pursuant to written agreements with the Trust.

“BitLicense” - A business license under 23 New York Codes, Rules and Regulations Part 200.

i

“BRR” - The CME CF Bitcoin Reference Rate.

“BRTI” - The CME CF Bitcoin Real Time Index.

“BSA” - U.S. Bank Secrecy Act, as amended.

“Business Day” - Any day other than: (1) a Saturday or a Sunday; or (2) a day on which the Listing Exchange is closed for regular trading.

“Cash Custodian” - U.S. Bank National Association and any substitute or additional custodian of the Trust’s cash pursuant to a written agreement with the Trust or Trustee on behalf of the Trust.

“Cash Order Cutoff Time” - 5:30 p.m. ET on the Business Day prior to the trade date.

“CBDCs” - Digital forms of legal tender, called central bank digital currencies, introduced by central banks in various countries.

“CFPB” - The Consumer Financial Protection Bureau.

“CFTC” - The Commodity Futures Trading Commission.

“CME” - The Chicago Mercantile Exchange.

“Code” - The United States Internal Revenue Code of 1986, as amended.

“Coinbase Global” - The parent of the Bitcoin Custodian.

“Coinbase Insureds” - Coinbase Global and its subsidiaries.

“Commodity Exchange Act” - The Commodity Exchange Act of 1936, as amended.

“Connected Trading Venue” - A venue (including third-party venues and the Prime Execution Agent’s own execution venue) where the Prime Execution Agent executes orders to buy and sell Bitcoin on behalf of the Trust.

“Constituent Bitcoin Platforms” or “Constituent Platforms” - The major Bitcoin trading platforms that serve as the pricing sources for the calculation of the CME CF Bitcoin Reference Rate - New York Variant and CME CF Bitcoin Real Time Index.

“Custodial Services Agreement” - The Custodial Services Agreement, dated as of November 26, 2025, between Osprey Bitcoin Trust and Coinbase Custody Trust Company, LLC.

“Custodians” - The Cash Custodian and Bitcoin Custodian, collectively.

“Custodians’ Fees” - The fees payable to the Custodians.

“Covered Person” - Osprey Funds, LLC and its affiliates.

“Defined Interval” - A twenty-four-hour period starting at 6:00 a.m. ET (or such other time as may be notified by the Lender to the Trust from time to time) on any day that the Lender has extended Trade Credit to the Trust.

“DSTA” - Delaware Statutory Trust Act.

“DTC” - The Depository Trust Company.

“DTC Participant” - An entity that has an account with DTC.

“ECI” - Income that is treated as “effectively connected” with the conduct of a trade or business in the United States.

“ERISA” - The Employee Retirement Income Security Act of 1974, as amended.

“ET” - Eastern Time Zone.

ii

“ETF” - Exchange traded fund.

“ETP” - Exchange traded product.

“Event of Withdrawal” - The withdrawal, removal, adjudication or admission of bankruptcy or insolvency of the Sponsor, or an event of withdrawal.

“Exchange Act” - The Securities Exchange Act of 1934, as amended.

“Existing IRS Guidance” - The Notice, the Ruling & FAQs, and the Regulations, collectively.

“Extraordinary Expenses” - The extraordinary expenses of the Trust, including, but not limited to, taxes and governmental charges, expenses and costs, expenses and indemnities related to any extraordinary services performed by the Sponsor (or any other service provider, including the Trustee) on behalf of the Trust to protect the Trust or the interests of Shareholders, and indemnification expenses.

“FASB” - Financial Accounting Standards Board.

“FDAP” - A Non-U.S. Shareholder’s allocable share of U.S. source dividend, interest, rental and other “fixed or determinable annual or periodical gains, profits and income.”

“FDIC” - The Federal Deposit Insurance Corporation.

“FinCEN” - The U.S. Department of the Treasury Financial Crimes Enforcement Network.

“FINRA” - The Financial Industry Regulatory Authority.

“fork” - A non-backward compatible change to the original Bitcoin blockchain and the source code of the original Bitcoin network which results in the original Bitcoin network and the original Bitcoin blockchain existing side-by-side, but incompatible, with a new network and a new blockchain, and leads to the creation of a new asset running on the new blockchain.

“FTX” - FTX Trading Ltd.

“Fund Accountant” - U.S. Bancorp Fund Services, LLC (d/b/a U.S. Bank Global Fund Services).

“GAAP” - The U.S. generally accepted accounting principles.

“hard fork” - A permanent fork in a network’s blockchain that separates the network into a pre-fork digital asset and a new post-fork digital asset.

“IIV” - Intraday indicative value per share.

“Incidental Rights” - Any virtual currency (for avoidance of doubt, other than Bitcoin) or other asset or right that the Trust may be entitled to or come into possession of rights to acquire, or otherwise establish dominion and control over, any virtual currency or other asset or right, which rights are incident to the Trust’s ownership of Bitcoin and arise without any action of the Trust, or of the Sponsor or Trustee on behalf of the Trust. In the event of a hard fork of the Bitcoin blockchain, the Sponsor shall determine which network shall constitute the Bitcoin network and which asset shall constitute Bitcoin in accordance with the Trust Agreement.

“Index” - CME CF Bitcoin Reference Rate - New York Variant.

“Index Administrator” - CF Benchmarks Ltd.

“Indirect Participant” - An entity that has access to the DTC clearing system by clearing securities through, or maintaining a custodial relationship with, a DTC Participant.

“In-Kind Order Cutoff Time” - 3:59 p.m. ET on the trade date.

“Investment Company Act” - The Investment Company Act of 1940, as amended.

“IR Virtual Currency” - A virtual currency acquired through Incidental Rights.

iii

“IRA” - Individual retirement account.

“IRS” - The United States Internal Revenue Service.

“JOBS Act” - The Jumpstart Our Business Startups Act.

“KYC” - Know your customer.

“Listing Exchange” - Nasdaq Stock Market LLC.

“Management Fee” - The fees of the Sponsor are accrued daily and is payable monthly in arrears in U.S. dollars only, and are calculated by the Trust Administrator. The Trust Administrator calculates the Management Fee on a daily basis by applying the 0.49% annualized rate to the Trust’s NAV, as determined by reference to the Index.

“Marketing Agent” - Foreside Fund Services, LLC.

“Money Market Fund” - A money market fund that is in compliance with Rule 2a-7 under the Investment Company Act and rated “AAA” by S&P (or the equivalent from any eligible rating service).

“NAV” - Net asset value of the Trust.

“NAV per Share” - The NAV divided by the number of outstanding Shares.

“Non-ERISA Arrangements” - Plans not subject to ERISA and/or Section 4975 of the Code, such as governmental plans, non-U.S. plans and certain church plans.

“Non-U.S. Shareholder” - A Shareholder that is (or is treated as), for U.S. federal income tax purposes: (1) a non-resident alien individual; (2) a foreign corporation; or (3) an estate or trust whose income is not subject to U.S. federal income tax on a net income basis.

“Notice” - The 2014 notice released by the IRS.

“November 2020 Offering” - The Trust’s offering of an unlimited number of Shares on November 12, 2020 pursuant to Rule 506(c) under the Securities Act.

“NYDFS” - The New York State Department of Financial Services.

“OCC” - The Office of the Comptroller of the Currency.

“OFAC” - The Office of Foreign Assets Control.

“OTCQX” - OTC Markets Group, Inc.’s OTCQX® Best Marketplace.

“Person” - Any natural person or any limited liability company, corporation, partnership, joint venture, association, joint stock company, trust, unincorporated organization or government or any agency or political subdivision thereof.

“Plan Asset Regulations” - The U.S. Department of Labor’s regulations in Section 2510.3-101, as amended by Section 3(42) of ERISA.

“Plans” - Any (a) employee benefit plan and certain other plans and arrangements, including IRAs and annuities and Keogh plans; and (b) certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, that are subject to Title I of ERISA and/or Section 4975 of the Code.

“Prime Execution Agent” - Coinbase, Inc.

“Prime Execution Agreement” - The Prime Broker Agreement dated as of November 26, 2025, by and between the Trust and the Prime Execution Agent.

“Regular Market Session” - The Listing Exchange’s regular market session of 9:30 a.m. to 4:00 p.m. ET.

iv

“Regulations” - The IRS and Treasury Department’s regulations addressing information reporting of digital assets.

“Relevant Pair” - The relevant cryptocurrency base asset against the corresponding quote asset, including markets where the quote asset is made fungible with accepted assets.

“REX Financial” - REX Financial, LLC, an affiliate of the Sponsor.

“Rule 504 Offering” - An offering pursuant to Rule 504 of Regulation D under the Securities Act.

“Ruling & FAQs” - The revenue ruling and set of “Frequently Asked Questions” released by the IRS in 2019.

“Sarbanes-Oxley Act” - The Sarbanes-Oxley Act of 2002.

“satoshi” - Fractions of a Bitcoin smaller than .00000001.

“SEC” - The U.S. Securities and Exchange Commission, or any successor governmental agency in the United States.

“Securities Act” - The Securities Act of 1933, as amended.

“Settlement Deadline” - 6:00 p.m. ET on the calendar day immediately following the start of a Defined Interval.

“Shareholders” - Owners of beneficial interests in the Shares.

“Shares” - Units of fractional undivided beneficial interest in the net assets of the Trust.

“Similar Laws” - Federal, state, local, non-U.S. or other laws similar to ERISA and/or Section 4975 of the Code.

“SIPC” - The Securities Investor Protection Corporation.

“Sponsor” - Osprey Funds, LLC.

“Trade Credit” - The Trust may borrow Bitcoin or cash as a credit on a short-term basis from the Lender pursuant to the Trade Financing Agreement.

“Lender” - Coinbase Credit, Inc.

“Trade Finance Debit Account” - A ledger entry for purposes of tracking Trade Credits extended by the Lender.

“Trade Financing Agreement” - The Credit Committed Trade Financing Agreement, dated as of November 26, 2025, by and between the Trust and the Lender.

“Trading Account” - A trading account at which, pursuant to the Prime Execution Agreement, the Trust’s Bitcoin holdings and cash holdings from time to time may be held with the Prime Execution Agent, in connection with the sale of Bitcoin to pay the Management Fee and Trust expenses not assumed by the Sponsor.

“Trading Platform” - The Prime Execution Agent’s execution platform where the Sponsor may place an order.

“Transfer Agent” - U.S. Bancorp Fund Services, LLC (d/b/a U.S. Bank Global Fund Services).

“Treasury Regulations” - Tax regulations issued by the IRS.

“Trust” - Osprey Bitcoin Trust, a Delaware statutory trust formed pursuant to the Trust Agreement.

“Trust Administrator” - U.S. Bancorp Fund Services, LLC (d/b/a U.S. Bank Global Fund Services).

“Trust Agreement” - The Trust is governed by the provisions of the Trust Agreement, dated as of November 1, 2020, as amended on April 15, 2022, January 18, 2024, December 18, 2025, and January 9, 2026.

“Trust Documents” - The Trust Agreement and the Trust’s agreement with its service providers.

“Trustee” - CSC Delaware Trust Company.

“UBTI” - Unrelated business taxable income.

“UK FCA” - UK Financial Conduct Authority.

“U.S. Bank Global Fund Services” - U.S. Bancorp Fund Services, LLC (d/b/a U.S. Bank Global Fund Services), the Transfer Agent, Trust Administrator and Fund Accountant.

“USDC” - U.S. Dollar Coin.

“U.S. Shareholder” - A Shareholder that is (1) an individual who is treated as a citizen or resident of the United States for U.S. federal income tax purposes; (2) a corporation (or an entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any state thereof or the District of Columbia; (3) an estate, the income of which is includible in gross income for U.S. federal income tax purposes regardless of its source; or (4) a trust, if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust.

“U.S. Treasury Department” - U.S. Department of the Treasury.

“Vault Account” - Accounts storing the Trust’s Bitcoin that are required to be segregated from the assets held by the Bitcoin Custodian as principal and the assets of its other customers.

v

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of the Trust. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Annual Report that address activities, events or developments that will or may occur in the future, including such matters as movements in the cryptocurrencies markets and indexes that track such movements, the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this Annual Report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this Annual Report are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of its Shares.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Annual Report refer to the Trust.

vi

PART I

ITEM 1. BUSINESS

Summary

Osprey Bitcoin Trust (the “Trust”) is an exchange-traded fund that issues shares of beneficial interest (“Shares”) that are listed on The Nasdaq Stock Market LLC (the “Listing Exchange”) and which began trading under the ticker symbol “OBTC” on December 19, 2025. The investment objective of the Trust is for the Shares to reflect the performance of Bitcoin as measured by reference to the CME CF Bitcoin Reference Rate - New York Variant (the “Index”), less the Trust’s expenses and other liabilities. Each Share represents a fractional undivided beneficial interest in the net assets of the Trust. The assets of the Trust consist primarily of Bitcoin held by the Bitcoin Custodian (as defined below) on behalf of the Trust.

The Trust was formed as a Delaware statutory trust on January 3, 2019, pursuant to the Delaware Statutory Trust Act. The Trust is governed by the provisions of the Trust Agreement, dated as of November 1, 2020, as amended on April 15, 2022, January 18, 2024, December 18, 2025, and January 9, 2026. Osprey Funds, LLC (the “Sponsor”) is the sponsor of the Trust; CSC Delaware Trust Company (the “Trustee”) is the trustee of the Trust; Coinbase Custody Trust Company, LLC (the “Bitcoin Custodian”) is the custodian for the Trust’s Bitcoin holdings; and U.S. Bank National Association (the “Cash Custodian” and, together with the Bitcoin Custodian, the “Custodians”) is the custodian for the Trust’s cash holdings and U.S. Bancorp Fund Services, LLC (d/b/a U.S. Bank Global Fund Services) (the “Trust Administrator” and the “Transfer Agent”) is the administrator of, and the transfer agent for, the Trust. Continental Stock Transfer & Trust Company serves as the sub-transfer agent of the Trust.

Prior to listing the Shares for trading on the Listing Exchange, the Trust issued Shares pursuant to Regulation D under the Securities Act. The Shares were quoted on OTC Markets and OTC Markets Group, Inc.’s OTCQX® Best Marketplace (“OTCQX”) under the ticker symbol “OBTC.” The Trust’s Shares were quoted on OTC Markets since February 12, 2021, and on OTCQX under the symbol OBTC since February 26, 2021.

The fiscal year of the Trust is the calendar year and the Trust has no fixed termination date. The Sponsor may select an alternate fiscal year. The Trust does not have any directors, officers or employees. The Trust is managed by the Sponsor and pays the Sponsor a management fee (the “Management Fee”).

The Trust is not registered as an investment company under the 1940 Act and the Sponsor is not registered as an investment adviser under the Investment Advisers Act of 1940. The Trust does not hold or trade in commodity futures contracts regulated by the CEA, as administered by the CFTC. The Trust is not a commodity pool for purposes of the CEA and neither the Sponsor, nor the Trustee is subject to regulation as a commodity pool operator or a commodity trading adviser in connection with the Shares.

The number of outstanding Shares is expected to increase and decrease from time to time as a result of the creation and redemption of Baskets. The Trust issues and redeems Shares only in Baskets, based on the quantity of Bitcoin attributable to each Share (net of any accrued but unpaid Management Fees, expenses and liabilities). Baskets may be redeemed by the Trust in exchange for the amount of Bitcoin corresponding to their redemption value or the cash proceeds from selling the amount of Bitcoin corresponding to their redemption value.

Further information about the Trust or the Shares can be obtained from the website at https://www.rexshares.com/OBTC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (including any amendments thereto) filed with, or furnished to, the Securities and Exchange Commission (the “SEC”), are made available, free of charge, at that website as soon as reasonably practicable after such documents are so filed or furnished. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

The contents of the websites referred to above and any websites referred to herein are not incorporated into this filing. Further, any reference to the URLs of a website is intended to be inactive textual references only.

The Trust’s Investment Objective and Strategies

The investment objective of the Trust, which is a passive investment vehicle, is for the Shares to reflect the performance of Bitcoin as measured by reference to the Index, less the Trust’s expenses and other liabilities. Historically, the Trust measured the performance of Bitcoin by reference to the CMBI Bitcoin Index. Upon effectiveness of the Trust’s registration statement on Form S-1, as amended (File No. 333-289334), effective as of December 18, 2025, the performance of Bitcoin was measured by reference to the Index. Prior to trading on the Listing Exchange, the Shares were quoted on OTC Markets since February 12, 2021, and on OTCQX under the symbol “OBTC” since February 26, 2021, and did not meet their investment objective. Since trading on the Listing Exchange, the Shares have met their investment objective.

While an investment in the Shares is not a direct investment in Bitcoin, the Shares are intended to constitute a cost-effective and convenient means of gaining investment exposure to Bitcoin. The logistics of accepting, transferring and safekeeping of Bitcoin are dealt with by the Sponsor and the Bitcoin Custodian, and the related expenses are built into the price of the Shares. Therefore, Shareholders do not have additional tasks or costs over and above those generally associated with investing in any other publicly listed security. However, an investment in the Shares may operate and perform differently over time, or at any specific point in time, than an investment directly in Bitcoin due to such factors as Trust fees and expenses, the quantity of Shares available for trading, the relative liquidity of the Shares and differences in the markets trading Bitcoin and Shares (e.g., hours of operation, marketplace rules, clearance and settlement and market participants).

The Index is an independently calculated value based on an aggregation of executed trade flow of major Bitcoin spot platforms. The administrator of the Index is CF Benchmarks Ltd. (the “Index Administrator”). The Index currently uses substantially the same methodology as the CME CF Bitcoin Reference Rate (“BRR”), including utilizing the same eight Bitcoin platforms, which is the underlying rate to determine settlement of CME Bitcoin futures contracts, except that the Index is calculated as of 4:00 p.m. New York time, whereas the BRR is calculated as of 4:00 p.m. London time. There can be no assurance that the Trust will achieve its investment objective.

The Sponsor believes that the use of the Index is reflective of a reasonable valuation of the average spot price of Bitcoin and that resistance to manipulation is a priority aim of its design methodology. The methodology: (i) takes an observation period and divides it into equal partitions of time; (ii) then calculates the volume-weighted median of all transactions within each partition; and (iii) the value is determined from the equally weighted average of the volume-weighted medians. By employing the foregoing steps, the Index thereby seeks to ensure that transactions in Bitcoin conducted at outlying prices do not have an undue effect on the value of a specific partition, large trades or clusters of trades transacted over a short period of time will not have an undue influence on the index level, and the effect of large trades at prices that deviate from the prevailing price are mitigated from having an undue influence on the benchmark level. In addition, the Sponsor notes that an oversight function is implemented by the Index Administrator in seeking to ensure that the Index is administered through codified policies for Index integrity.

Bitcoin, Bitcoin Market, Bitcoin Platforms and Regulation of Bitcoin

Bitcoin

Bitcoin is a digital asset that is created and transmitted through the operations of the peer-to-peer Bitcoin network, a decentralized network of computers that operates on cryptographic protocols. No single entity owns or operates the Bitcoin network, the infrastructure of which is collectively maintained by its user base. The Bitcoin network allows people to exchange tokens of value, called Bitcoin, which are recorded on a public transaction ledger (the “Bitcoin blockchain”). Bitcoin can be used to pay for goods and services, or it can be converted to fiat currencies, such as the U.S. dollar, at rates determined on Bitcoin platforms that enable trading in Bitcoin or in individual end-user-to-end-user transactions under a barter system.

The Bitcoin network is commonly understood to be decentralized and does not require governmental authorities or financial institution intermediaries to create, transmit or determine the value of Bitcoin. Rather, Bitcoin is created and allocated by the Bitcoin network protocol through a “mining” process. The value of Bitcoin is determined by the supply of and demand for Bitcoin-on-Bitcoin platforms or in private end-user-to-end-user transactions.

New Bitcoin are created and rewarded to the miners of a block in the Bitcoin blockchain for verifying transactions. The Bitcoin blockchain is a shared database that includes all blocks that have been solved by miners and it is updated to include new blocks as they are solved. Each Bitcoin transaction is broadcast to the Bitcoin network and, when included in a block, recorded in the Bitcoin blockchain. As each new block records outstanding Bitcoin transactions, and outstanding transactions are settled and validated through such recording, the Bitcoin blockchain represents a complete, transparent and unbroken history of all transactions of the Bitcoin network.

History of Bitcoin

The Bitcoin network was initially contemplated in a white paper that also described Bitcoin and the operating software to govern the Bitcoin network. The white paper was purportedly authored by Satoshi Nakamoto. However, no individual with that name has been reliably identified as Bitcoin’s creator, and the general consensus is that the name is a pseudonym for the actual inventor or inventors. The first Bitcoin was created in 2009 after Nakamoto released the Bitcoin network source code (the software and protocol that created and launched the Bitcoin network). The Bitcoin network has been under active development since that time by a loose group of software developers who have come to be known as core developers.

Overview of Bitcoin Network Operations

In order to own, transfer or use Bitcoin directly on the Bitcoin network (as opposed to through an intermediary, such as a platform), a person generally must have internet access to connect to the Bitcoin network. Bitcoin transactions may be made directly between end-users without the need for a third-party intermediary. To prevent the possibility of double-spending Bitcoin, a user must notify the Bitcoin network of the transaction by broadcasting the transaction data to its network peers. The Bitcoin network provides confirmation against double-spending by memorializing every transaction in the Bitcoin blockchain, which is publicly accessible and transparent. This memorialization and verification against double-spending is accomplished through the Bitcoin network mining process, which adds “blocks” of data, including recent transaction information, to the Bitcoin blockchain.

Overview of Bitcoin Transfers

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

Neither the recipient nor the sender reveals their private keys in a transaction because the private key authorizes transfer of the funds in that address to other users. Therefore, if a user loses his private key, the user may permanently lose access to the Bitcoin contained in the associated address. Likewise, Bitcoin is irretrievably lost if the private key associated with them is deleted and no backup has been made. When sending Bitcoin, a user’s Bitcoin network software program must validate the transaction with the associated private key. The resulting digitally validated transaction is sent by the user’s Bitcoin network software program to the Bitcoin network to allow transaction confirmation.

Some Bitcoin transactions are conducted “off-blockchain” and are therefore not recorded in the Bitcoin blockchain. Some “off-blockchain transactions” involve the transfer of control over, or ownership of, a specific digital wallet holding Bitcoin or the reallocation of ownership of certain Bitcoin in a digital wallet containing assets owned by multiple persons, such as a digital wallet maintained by a digital assets platform. In contrast to on-blockchain transactions, which are publicly recorded on the Bitcoin blockchain, information and data regarding off-blockchain transactions are generally not publicly available. Therefore, off-blockchain transactions are not truly Bitcoin transactions in that they do not involve the transfer of transaction data on the Bitcoin network and do not reflect a movement of Bitcoin between addresses recorded in the Bitcoin blockchain. For these reasons, off-blockchain transactions are subject to risks as any such transfer of Bitcoin ownership is not protected by the protocol behind the Bitcoin network or recorded in, and validated through, the blockchain mechanism.

Summary of a Bitcoin Transaction

In a Bitcoin transaction directly on the Bitcoin network between two parties (as opposed to through an intermediary, such as a platform or a custodian), the following circumstances must initially be in place: (i) the party seeking to send Bitcoin must have a Bitcoin network public key, and the Bitcoin network must recognize that public key as having sufficient Bitcoin for the transaction; (ii) the receiving party must have a Bitcoin network public key; and (iii) the spending party must have internet access with which to send its spending transaction.

The receiving party must provide the spending party with its public key and allow the Bitcoin blockchain to record the sending of Bitcoin to that public key. After the provision of a recipient’s Bitcoin network public key, the spending party must enter the address into its Bitcoin network software program along with the number of Bitcoin to be sent. The number of Bitcoin to be sent will typically be agreed upon between the two parties based on a set number of Bitcoin or an agreed upon conversion of the value of fiat currency to Bitcoin. Since every computation on the Bitcoin network requires the payment of Bitcoin, including verification and memorialization of Bitcoin transfers, there is a transaction fee involved with the transfer, which is based on computation complexity and not on the value of the transfer, and is paid by the payor with a fractional number of Bitcoin.

After the entry of the Bitcoin network address, the number of Bitcoin to be sent and the transaction fees, if any, to be paid, will be transmitted by the spending party. The transmission of the spending transaction results in the creation of a data packet by the spending party’s Bitcoin network software program, which is transmitted onto the decentralized Bitcoin network, resulting in the distribution of the information among the software programs of users across the Bitcoin network for eventual inclusion in the Bitcoin blockchain.

As discussed in greater detail below in “Creation of New Bitcoin,” Bitcoin network miners record transactions when they solve for and add blocks of information to the Bitcoin blockchain. When a miner solves for a block, it creates that block, which includes data relating to (i) the solution to the block; (ii) a reference to the prior block in the Bitcoin blockchain to which the new block is being added; and (iii) transactions that have occurred but have not yet been added to the Bitcoin blockchain. The miner becomes aware of outstanding, unrecorded transactions through the data packet transmission and distribution discussed above.

Upon the addition of a block included in the Bitcoin blockchain, the Bitcoin network software program of both the spending party and the receiving party will show confirmation of the transaction on the Bitcoin blockchain and reflect an adjustment to the Bitcoin balance in each party’s Bitcoin network public key, completing the Bitcoin transaction. Once a transaction is confirmed on the Bitcoin blockchain, it is irreversible.

Bitcoin Markets

In addition to using Bitcoin to engage in transactions, investors may purchase and sell Bitcoin to speculate as to the value of Bitcoin in the Bitcoin market, or as a long-term investment to diversify their portfolio. The value of Bitcoin within the market is determined, in part, by the supply of and demand for Bitcoin in the global Bitcoin market, market expectations for the adoption of Bitcoin as a store of value, the number of merchants that accept Bitcoin as a form of payment, and the volume of peer-to-peer transactions, among other factors.

Centralized spot Bitcoin markets typically permit investors to open accounts with the trading platform and then purchase and sell Bitcoin via websites or through mobile applications. Prices for trades on centralized spot Bitcoin markets are typically reported publicly. An investor opening a trading account must deposit an accepted government-issued currency into their account with the spot market, or a previously acquired digital asset, before they can purchase or sell assets on the spot market. The process of establishing an account with a centralized Bitcoin market and trading Bitcoin is different from, and should not be confused with, the process of users sending Bitcoin from one Bitcoin address to another Bitcoin address on the Blockchain or decentralized on-chain trading platforms. This latter process is an activity that occurs on the Bitcoin network, while the former is an activity that occurs entirely within the order book operated by the centralized spot market. The centralized spot market typically records the investor’s ownership of Bitcoin in its internal books and records, rather than on the Blockchain. The centralized spot market ordinarily does not transfer Bitcoin to the investor on the Blockchain unless the investor makes a request to the digital asset trading platform to withdraw the Bitcoin in their account to an off-exchange Bitcoin wallet.

In addition, Bitcoin futures and options trading occurs on exchanges in the U.S. regulated by the CFTC. The market for CFTC regulated trading of Bitcoin derivatives has developed substantially. Through the common membership of the Listing Exchange and the CME Bitcoin Futures market in the Intermarket Surveillance Group (“ISG”), the Listing Exchange may obtain information regarding trading in the Shares and listed Bitcoin derivatives from the CME Bitcoin Futures market via the ISG and from other exchanges who are members or affiliates of the ISG. Such an arrangement with the ISG and the CME Bitcoin Futures market allows for the surveillance of Bitcoin futures market conditions and price movements on a real-time and ongoing basis in order to detect and prevent price distortions, including price distortions caused by manipulative efforts. The sharing of surveillance information between the Listing Exchange and the CME Bitcoin Futures market regarding market trading activity, clearing activity and customer identity assists in detecting, investigating and deterring fraudulent and manipulative misconduct, as well as violations of the Listing Exchange’s rules and the applicable federal securities laws and rules. The Listing Exchange has also implemented surveillance procedures to monitor the trading of the Shares on the Listing Exchange during all trading sessions and to deter and detect violations of The Listing Exchange rules and the applicable federal securities laws.

Creation of New Bitcoin

New Bitcoin are created through the mining process as discussed below.

The Bitcoin network is kept running by computers all over the world. In order to incentivize those who incur the computational costs of securing the network by validating transactions, there is a reward that is given to the computer that was able to create the latest block on the chain. Every ten minutes, on average, a new block is added to the Bitcoin blockchain with the latest transactions processed by the network, and the computer that generated this block is currently awarded 3.125 Bitcoin. Due to the nature of the algorithm for block generation, this process (generating a “proof-of-work”) is random. Over time, rewards are expected to be proportionate to the computational power of each machine.

The process by which Bitcoin is “mined” results in new blocks being added to the Bitcoin blockchain and new Bitcoin tokens being issued to the miners. Computers on the Bitcoin network engage in a set of prescribed complex mathematical calculations in order to add a block to the Bitcoin blockchain and thereby confirm Bitcoin transactions included in that block’s data.

To begin mining, a user can download and run Bitcoin network mining software, which turns the user’s computer into a “node” on the Bitcoin network that validates blocks. Each block contains the details of some or all of the most recent transactions that are not memorialized in prior blocks, as well as a record of the award of Bitcoin to the miner who added the new block. Each unique block can be solved and added to the Bitcoin blockchain by only one miner. Therefore, all individual miners and mining pools on the Bitcoin network are engaged in a competitive process of constantly increasing their computing power to improve their likelihood of solving for new blocks. As more miners join the Bitcoin network and its processing power increases, the Bitcoin network adjusts the complexity of the block-solving equation to maintain a predetermined pace of adding a new block to the Bitcoin blockchain approximately every ten minutes. A miner’s proposed block is added to the Bitcoin blockchain once a majority of the nodes on the Bitcoin network confirm the miner’s work. Miners that are successful in adding a block to the Bitcoin blockchain are automatically awarded Bitcoin for their effort and may also receive transaction fees paid by transferors whose transactions are recorded in the block. This reward system is the method by which new Bitcoin enter into circulation to the public.

The Bitcoin network is designed in such a way that the reward for adding new blocks to the Bitcoin blockchain decreases over time. Once new Bitcoin tokens are no longer awarded for adding a new block, miners will only have transaction fees to incentivize them, and as a result, it is expected that miners will need to be better compensated with higher transaction fees to ensure that there is adequate incentive for them to continue mining.

Limits on Bitcoin Supply

Under the source code that governs the Bitcoin network, the supply of new Bitcoin is mathematically controlled so that the number of Bitcoin grows at a limited rate pursuant to a pre-set schedule. The number of Bitcoin awarded for solving a new block is automatically halved after every 210,000 blocks are added to the Bitcoin blockchain, approximately every four years. Currently, the fixed reward for solving a new block is 3.125 Bitcoin per block and this is expected to decrease by half to become 1.5625 Bitcoin in approximately mid-2028. This deliberately controlled rate of Bitcoin creation means that the number of Bitcoin in existence will increase at a controlled rate until the number of Bitcoin in existence reaches the pre-determined twenty-one million Bitcoin. However, the twenty-one million supply cap could be changed in a hard fork. In the past, there have been several forks in the Bitcoin network, including, but not limited to, forks resulting in the creation of Bitcoin Cash (August 1, 2017), Bitcoin Gold (October 24, 2017) and Bitcoin SegWit2X (December 28, 2017), among others. For further information, see “Risk Factors —Risk Factors Related to Digital Assets—A hard fork could change the source code to the Bitcoin network, including the twenty-one million Bitcoin supply cap.” As of December 31, 2025, approximately 19.970 million Bitcoin were outstanding and the date when the twenty-one million Bitcoin limitation will be reached is estimated to be the year 2140.

Modifications to the Bitcoin Protocol

Bitcoin is an open-source project with no official developer or group of developers that controls the Bitcoin network. However, the Bitcoin network’s development is overseen by a core group of developers. The core developers are able to access, and can alter, the Bitcoin network source code and, as a result, they are responsible for quasi-official releases of updates and other changes to the Bitcoin network’s source code. The release of updates to the Bitcoin network’s source code does not guarantee that the updates will be automatically adopted. Users and miners must accept any changes made to the Bitcoin source code by downloading the proposed modification of the Bitcoin network’s source code. A modification of the Bitcoin network’s source code is effective only with respect to the Bitcoin users and miners that download it. If a modification is accepted by only a percentage of users and miners, a division in the Bitcoin network will occur such that one network will run the pre-modification source code and the other network will run the modified source code. Such a division is known as a “fork.” See “Risk Factors—Risk Factors Related to Digital Assets—A temporary or permanent “fork” could adversely affect the value of the Shares.” In addition, Shareholders will not receive the benefits of any Incidental Rights or any IR Virtual Currency, including any forked or airdropped assets. Consequently, as a practical matter, a modification to the source code becomes part of the Bitcoin network only if accepted by participants collectively having most of the processing power on the Bitcoin network. There have been several forks in the Bitcoin network, including, but not limited to, forks resulting in the creation of Bitcoin Cash (August 1, 2017), Bitcoin Gold (October 24, 2017) and Bitcoin SegWit2X (December 28, 2017), among others.

Core development of the Bitcoin network source code has increasingly focused on modifications of the Bitcoin network protocol to increase speed and scalability and also allow for non-financial, next generation uses. For example, following the activation of Segregated Witness on the Bitcoin network, an alpha version of the Lightning Network was released. The Lightning Network is an open-source decentralized network that enables instant off-Bitcoin blockchain transfers of the ownership of Bitcoin without the need of a trusted third-party. The system utilizes bidirectional payment channels that consist of multi-signature addresses. One on-blockchain transaction is needed to open a channel and another on-blockchain transaction can close the channel. Once a channel is open, value can be transferred instantly between counterparties, who are engaging in real Bitcoin transactions without broadcasting them to the Bitcoin network. New transactions will replace previous transactions and the counterparties will store everything locally as long as the channel stays open to increase transaction throughput and reduce computational burden on the Bitcoin network. Other efforts include increased use of smart contracts and distributed registers built into, built atop or pegged alongside the Bitcoin blockchain. The Trust’s activities will not directly relate to such projects, though such projects may utilize Bitcoin as tokens for the facilitation of their non-financial uses, thereby potentially increasing demand for Bitcoin and the utility of the Bitcoin network as a whole. Conversely, projects that operate and are built within the Bitcoin blockchain may increase the data flow on the Bitcoin network and could either “bloat” the size of the Bitcoin blockchain or slow confirmation times. At this time, such projects remain in early stages and have not been materially integrated into the Bitcoin blockchain or the Bitcoin network.

Forms of Attack Against the Bitcoin Network

All networked systems are vulnerable to various kinds of attacks. As with any computer network, the Bitcoin network contains certain flaws. For example, the Bitcoin network is currently vulnerable to a “51% attack” where, if a mining pool were to gain control of more than 50% of the hash rate for a digital asset, a malicious actor would be able to prevent new transactions from confirmation, and reverse new transactions that are completed while they are in control of the network, effectively enabling them to double-spend their Bitcoin.

In addition, many digital asset networks have been subjected to a number of denial of service attacks, which has led to temporary delays in block creation and in the transfer of Bitcoin. Any similar attacks on the Bitcoin network that impact the ability to transfer Bitcoin could have a material adverse effect on the price of Bitcoin and the value of the Shares.

Market Participants

Miners

Miners are primarily professional mining operations that design and build dedicated machines and data centers, including mining pools, which are groups of miners that act cohesively and combine their processing to solve blocks. When a pool solves a new block, the pool operator receives the Bitcoin and, after taking a nominal fee, splits the resulting reward among the pool participants based on the processing power each of them contributed to solve for such block. Mining pools provide participants with access to smaller, but steadier and more frequent, Bitcoin payouts.

Investment and Speculative Sector

This sector includes the investment and trading activities of both private and professional investors and speculators. Historically, larger financial services institutions are publicly reported to have limited involvement in investment and trading in digital assets, although the participation landscape is beginning to change.

Retail Sector

The retail sector includes users transacting in direct peer-to-peer Bitcoin transactions through the direct sending of Bitcoin over the Bitcoin network, as well as users accessing Bitcoin through digital asset platforms. The retail sector also includes transactions in which consumers pay for goods or services from commercial or service businesses through direct transactions or third-party service providers.

Service Sector

This sector includes companies that provide a variety of services including the buying, selling, payment processing and storing of Bitcoin. Bitstamp, Coinbase, Kraken and LMAX Digital are some of the larger Bitcoin trading platforms by volume traded. Coinbase Custody Trust Company, LLC, the Bitcoin Custodian for the Trust, is a digital asset custodian that provides custodial accounts that store Bitcoin for users. If the Bitcoin network grows in adoption, it is anticipated that service providers may expand the currently available range of services and that additional parties will enter the service sector for the Bitcoin network.

Competition

More than 10,000 other digital assets have been developed since the inception of Bitcoin, currently the most developed digital asset because of the length of time it has been in existence, the investment in the infrastructure that supports it, and the network of individuals and entities that are using Bitcoin in transactions. Some industry groups are also creating private, permissioned blockchain versions of digital assets. See “Risk Factors—Risk Factors Related to the Digital Asset Markets—Competition from the emergence or growth of other digital assets or methods of investing in Bitcoin could have a negative impact on the price of Bitcoin and adversely affect the value of the Shares.”

Government Oversight, Though Increasing, Remains Limited

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including the U.S. Department of the Treasury Financial Crimes Enforcement Network (“FinCEN”), SEC, the Office of the Comptroller of the Currency (“OCC”), the Commodity Futures Trading Commission (“CFTC”), The Financial Industry Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial institution regulators) have been examining the operations of digital asset networks, digital asset users and the digital asset platform markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of exchanges or other service-providers that hold digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries have issued rules or guidance about the treatment of digital asset transactions or requirements for businesses engaged in digital asset activity. However, no U.S. federal or state agency exercises comprehensive supervisory jurisdiction over global or domestic markets for Bitcoin.

In addition, the SEC, U.S. state securities regulators and several foreign governments have issued warnings that certain digital assets or activities involving them, including, without limitation, those sold in ICOs, may be classified as securities and that both those digital assets and ICOs may be subject to securities regulations. On-going and future regulatory actions may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate. Additionally, U.S. state and federal, and foreign regulators and legislatures have taken action against virtual currency businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from virtual currency activity. The U.S. Treasury Department has expressed concern regarding digital assets’ potential to be used to fund illicit activities and may seek to implement new regulations governing digital asset activities to address these concerns. See “Risk Factors—Risk Factors Related to the Regulation of the Trust and the Shares—Digital asset markets in the United States exist in a state of regulatory uncertainty, and adverse legislative or regulatory developments could significantly harm the value of Bitcoin or the Shares, such as by banning, restricting or imposing onerous conditions or prohibitions on the use of Bitcoin, mining activity, digital wallets, the provision of services related to trading and custodying Bitcoin, the operation of the Bitcoin network, or the digital asset markets generally.”

Various foreign jurisdictions have, and may continue to, in the near future, adopt laws, regulations or directives that may affect the Bitcoin network, digital asset platforms, and their users, particularly digital asset platforms and service providers that fall within such jurisdictions’ regulatory scope. There remains significant uncertainty regarding foreign governments’ future actions with respect to the regulation of digital assets and digital asset platforms. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of Bitcoin by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the Bitcoin economy in their jurisdictions or globally, or otherwise negatively affect the value of Bitcoin. The effect of any future regulatory change on the Trust or Bitcoin is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares.

The Index

The Index is a once-a-day benchmark index price for Bitcoin denominated in U.S. Dollars that synchronizes with the traditional close of U.S. financial markets. The Index is calculated and published once a day at 4:00 p.m. New York time and has been since its launch on February 28, 2022. The Index is provided by CF Benchmarks Ltd., a Registered Benchmark under the UK Benchmarks Regulation overseen by the UK Financial Conduct Authority (“UK FCA”). The Index was created to facilitate financial products based on Bitcoin. Specifically, the Index is calculated based on the “Relevant Transactions” (as defined below) of all of its constituent Bitcoin platforms (the “Constituent Bitcoin Platforms” or “Constituent Platforms”), as follows:

●	All Relevant Transactions that are executed between 3:00 p.m. and 4:00 p.m. New York time are added to a joint list, recording the trade price and size for each transaction.

●	The list is partitioned into a number of equally sized, twelve individual time intervals of five-minute length.

●	For each of the twelve partitions separately, the volume-weighted median trade price is calculated from the trade prices and sizes of all Relevant Transactions, i.e., across all Constituent Bitcoin Platforms. A volume-weighted median differs from a standard median in that a weighting factor, in this case trade size, is factored into the calculation.

●	The Index is then given by the equally-weighted average of the volume-weighted medians of all partitions.

The Index does not include any futures prices in its methodology. A “Relevant Transaction” is any cryptocurrency versus U.S. dollar spot trade (the “Relevant Pair”) that occurs during the “TWAP Period” on a Constituent Bitcoin Platform in the BTC/USD pair that is reported and disseminated by a Constituent Bitcoin Platform through its publicly available application programming interface and observed by the Index Administrator. “TWAP” refers to the Time Weighted Average Price period for which trade data is observed, or the 60-minute observation window between 3:00 p.m. and 4:00 p.m., New York time.

An oversight function is implemented by the Index Administrator in seeking to ensure that the Index is administered through the Index Administrator’s codified policies for Index integrity. The Index Administrator’s codified policies have been developed to ensure compliance with the UK BMR regulations, which the Index Administrator is subject to as a Registered Benchmark. The codified policies include the following:

●	Input Data Policy: The Input Data Policy governs the data that the Index Administrator uses in benchmark determinations.

●	Surveillance Policy: The Surveillance Policy governs Benchmark Surveillance, which is accomplished through a series of measures that are the product of an analysis of the Benchmark Administrator’s methodologies and their susceptibility to manipulation.

●	Conflicts of Interest Policy: The Conflicts of Interest Policy governs the measures by which the Index Administrator identifies, records, mitigates, and escalates potential and actual conflicts of interest that might impact the integrity of the benchmarks.

●	Governance & Oversight Framework: This framework sets forth the measures by which the Index Administrator manages the benchmark life cycle including the relevant junctures where Oversight Committee notification, escalation, review and resolution is relevant and required including the manner in which the Benchmark Administrator identifies risks to benchmark integrity and the processes and procedures it follows to mitigate and eliminate such risks.

The Index Administrator’s compliance with such regulations has been subject to a Reasonable Assurance Audit under the ISAE 3000 standard as of September 12, 2024, which is publicly available.

The Index is also subject to oversight by the Oversight Committee. The Oversight Committee was jointly established by the Index Administrator and the Chicago Mercantile Exchange (“CME”) and is comprised of five members, including two who are representatives of CME, one who is a representative of the Index Administrator, and two others, who bring expertise and industry knowledge relating to benchmark determination, issuance, and operations. The Oversight Committee’s Founding Charter and quarterly meeting minutes are publicly available. The Oversight Committee meets on at least a quarterly basis, and more frequently as needed, to review and make determinations of cryptocurrency pricing products, including the Index, and attend to all other matters relating to such determination, including their definition, setting, scope, methodology, and distribution.

A platform must meet a set of predefined criteria to be approved by the Oversight Committee, and the operation of existing Constituent Platforms are also monitored against the same criteria:

1.	The platform’s spot trading volume of the Relevant Pair for an index must meet the minimum thresholds as detailed below for it to be admitted as a constituent platform:

a.	The average daily volume the venue would have contributed during the observation window for the Index of the Relevant Pair exceeds 3% for two consecutive calendar quarters.

2.	The platform has policies to ensure fair and transparent market conditions at all times and has processes in place to identify and impede illegal, unfair or manipulative trading practices.

3.	The platform does not impose undue barriers to entry or restrictions on market participants, and utilizing the platform does not expose market participants to undue credit risk, operational risk, legal risk or other risks.

4.	The platform complies with applicable law and regulations, including, but not limited to, capital markets regulations, money transmission regulations, client money custody regulations, KYC regulations and anti-money laundering regulations.

5.	The platform cooperates with inquiries and investigations of regulators and the Index Administrator upon request and must execute data sharing agreements with CME Group.

Following admittance, a Constituent Platform must demonstrate that it continues to fulfill criteria two through five. In cases where a Constituent Platform’s average daily contribution falls below three percent for the Index, then the continued inclusion of the platform as a Constituent Platform to the Relevant Pair shall be assessed by the Oversight Committee. The Constituent Platforms have changed over time. For example, the BRR previously included OKCoin.com (HK) and Bitfinex, both of which were removed in April 2017 due to trading restrictions. As of December 31, 2025, the Constituent Platforms include:

●	Crypto.com Exchange: Crypto.com Exchange is the product name of FORIS DAX, a Singapore based company that is licensed as a Major Payment Institution by the Monetary Authority of Singapore.

●	Bitstamp: A U.K.-based platform registered as a money services business with FinCEN and licensed as a virtual currency business under the NYDFS BitLicense as well as money transmitter in various U.S. states. It is also regulated as a Payments Institution within the European Union and is registered as a Crypto Asset business with the UK FCA.

●	Bullish: A Gibraltar-based platform regulated by the Gibraltar Financial Services Commission (‟GFSCˮ) operated by Bullish (GI) Limited as a DLT.

●	Coinbase: A U.S.-based platform registered as a money services business with FinCEN and licensed as a virtual currency business under the NYDFS BitLicense as well as a money transmitter in various U.S. states. Subsidiaries operating internationally are further regulated as an e-money provider (Republic of Ireland, Central Bank of Ireland) and Major Payment Institution (Singapore, Monetary Authority of Singapore).

●	Kraken: A U.S.-based platform that is registered as a money services business with FinCEN in various U.S. states, Kraken is registered with the FCA as a Crypto Asset Business and is authorized by the Central Bank of Ireland as a virtual asset service provider. Kraken also holds a variety of other licenses and regulatory approvals, including from the Canadian Securities Administrators.

●	itBit: A U.S.-based platform that is licensed as a virtual currency business under the NYDFS BitLicense. It is also registered with FinCEN as a money services business and is licensed as a money transmitter in various U.S. states.

●	LMAX Digital: A Gibraltar based platform regulated by the GFSC as a DLT provider for execution and custody services. LMAX Digital does not hold a BitLicense and is part of LMAX Group, a U.K-based operator of a FCA regulated Multilateral Trading Facility and Broker-Dealer.

●	Gemini: A U.S.-based platform that is licensed as a virtual currency business under the NYDFS BitLicense. It is also registered with FinCEN as a money services business and is licensed as a money transmitter in various U.S. states. It is also registered with the FCA as a Crypto Asset Business.

Once the Sponsor has actual knowledge of material changes to the Constituent Bitcoin Platforms used to calculate the Index, the Sponsor will post an announcement with respect to such change on its website.

The eight Constituent Platforms that contribute transaction data to the Index with the aggregate volumes traded on their respective BTC-USD markets over the preceding four calendar quarters are listed in the table below:

Aggregate Trading Volume of BTC-USD Markets of Constituent Platforms
Period	Bitstamp	Bullish Global	Coinbase	Crypto.com*	Gemini	itBit	Kraken	LMAX Digital
2025 Q1	14,477,591,026	15,621,692,912	94,635,582,496	437,288,895	7,306,366,610	1,101,275,922	17,525,260,799	9,804,590,131
2025 Q2	10,585,362,523	9,065,766,963	62,097,548,243	60,060,401,437	4,607,793,882	908,793,981	12,383,175,403	7,867,820,828
2025 Q3	15,577,871,806	3,993,245,940	82,586,972,012	62,328,764,021	4,709,972,379	890,513,833	12,265,610,700	9,758,238,679
2025 Q4	23,272,669,351	9,557,076,628	78,293,912,816	105,086,222,287	3,964,106,275	1,037,472,441	18,126,225,065	10,668,812,131

The market share for BTC-USD trading of the eight Constituent Platforms over the past four calendar quarters is shown in the table below:

Bitcoin Trading Platform Market Share of BTC-USD Trading
Period	Bitstamp	Bullish Global	Coinbase	Crypto.com	Gemini	itBit	Kraken	LMAX Digital
2025 Q1	9.00%	9.71%	58.81%	0.27%	4.54%	0.68%	10.89%	6.09%
2025 Q2	6.32%	5.41%	37.06%	35.84%	2.75%	0.54%	7.39%	4.70%
2025 Q3	8.11%	2.08%	42.99%	32.44%	2.45%	0.46%	6.38%	5.08%
2025 Q4	9.31%	3.82%	31.32%	42.03%	1.59%	0.41%	7.25%	4.27%

CF BENCHMARKS LTD. DATA IS USED UNDER LICENSE AS A SOURCE OF INFORMATION FOR THE TRUST’S PRODUCTS. CF BENCHMARKS LTD., ITS AGENTS AND LICENSORS HAVE NO OTHER CONNECTION TO THE TRUST’S PRODUCTS AND SERVICES AND DO NOT SPONSOR, ENDORSE, RECOMMEND OR PROMOTE ANY OF THE TRUST’S PRODUCTS OR SERVICES. CF BENCHMARKS LTD., ITS AGENTS AND LICENSORS HAVE NO OBLIGATION OR LIABILITY IN CONNECTION WITH THE TRUST’S PRODUCTS AND SERVICES. CF BENCHMARKS LTD., ITS AGENTS AND LICENSORS DO NOT GUARANTEE THE ACCURACY AND/OR THE COMPLETENESS OF ANY INDEX LICENSED TO THE TRUST AND SHALL NOT HAVE ANY LIABILITY FOR ANY ERRORS, OMISSIONS, OR INTERRUPTIONS THEREIN.

Calculation of NAV

The Trust’s NAV per Share is calculated by multiplying the number of Bitcoin held by the Trust by the Index for such day, adding any additional receivables and subtracting the accrued but unpaid expenses and liabilities of the Trust. The Trust’s NAV per Share is calculated by dividing the Trust’s NAV by the number of Shares then outstanding. The Trust Administrator determines the price of the Trust’s Bitcoin by reference to the Index, which is published between 4:00 p.m. and 4:30 p.m., New York time, on every calendar day. The methodology used to calculate the Index price to value Bitcoin in determining the NAV of the Trust may not be deemed consistent with GAAP. As of December 31, 2025, the Trust’s NAV per Share was $28.12 based on the Index.

The Trust’s financial statements are prepared in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820-10”). ASC 820-10 determines fair value to be the price that would be received for Bitcoin in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that Bitcoin is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The Trust purchases Bitcoin directly from various counterparties, such as Coinbase and Anchorage, and does not itself transact in any Bitcoin markets. The purchase price of Bitcoin from our counterparties may vary significantly. The Trust looks to these counterparties when assessing entity-specific and market-based volume and the level of activity in the Bitcoin markets. The Trust determines the current value of Bitcoin by reference to the Bitcoin Market Price. The Bitcoin Market Price is determined based on the estimated fair market value price for Bitcoin, reflecting the execution price of Bitcoin on its principal market as determined by the Trust. Fair value pricing may require subjective determinations about the value of an asset or liability. Fair values determined as described herein may differ from quoted or published prices, or from prices that are used by others, for Bitcoin.

It is possible that the fair value determined for an investment may be materially different than the value that could be realized upon the sale of such investment. Information that becomes known to the Trust or its agents after the NAV has been calculated on a particular day is not used to retroactively adjust the price of an investment or the NAV determined earlier that day.

Additional Information About the Trust

The Trust’s Fees and Expenses

The Trust’s only ordinary recurring expense is the Management Fee. The Management Fee is accrued daily and paid monthly in arrears in U.S. dollars only and is calculated by the Trust Administrator. The Trust Administrator calculates the Management Fee on a daily basis by applying the 0.49% annualized rate to the Trust’s NAV, as determined by reference to the Index. To cover the Management Fee, on the last day of each month, the Sponsor or its delegate causes the Trust (or its delegate) to instruct the Prime Execution Agent to convert an amount of Bitcoin held by the Trust into U.S. dollars. The NAV of the Trust and the number of Bitcoin represented by a Share declines each time the Trust accrues the Management Fee or any Trust expenses not assumed by the Sponsor. The Trust is not responsible for paying any costs associated with the transfer of Bitcoin, to or from the Trust, in connection with paying the Management Fee or in connection with creation and redemption transactions.

As partial consideration for its receipt of the Management Fee, the Sponsor bears the routine operational, administrative and other ordinary fees and expenses of the Trust, including the fees of the Trustee, Trust Administrator, Fund Accountant, Transfer Agent, Custodians and, Listing Exchange fees, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and ordinary legal fees and expenses (the “Assumed Expenses”); provided, however, that the Trust shall remain responsible for any certain extraordinary expenses of the Trust, including, but not limited to, taxes and governmental charges, expenses and costs, expenses and indemnities related to any extraordinary services performed by the Sponsor (or any other service provider, including the Trustee) on behalf of the Trust to protect the Trust or the interests of Shareholders, and indemnification expenses (the “Extraordinary Expenses”).

If the Trust incurs any Extraordinary Expenses, the Sponsor or its delegate (i) will instruct the Bitcoin Custodian to withdraw from the Bitcoin account, on a monthly basis as needed, Bitcoin in such quantity as necessary to permit payment of such Extraordinary Expenses; and (ii) cause the Trust (or its delegate) to convert such Bitcoin into U.S. dollars or other fiat currencies at the exchange rate at the time of conversion.

Intraday Indicative Value

In order to provide updated information relating to the Trust for use by Shareholders, the Trust publishes an intraday indicative value (“IIV”) using the CME CF Bitcoin Real Time Index (“BRTI”). One or more major market data vendors provide an IIV updated every 15 seconds, as calculated by the Exchange or a third-party financial data provider during the Exchange’s Regular Market Session. The IIV is calculated by using the prior day’s closing NAV as a base and updating that value during the Regular Market Session to reflect changes in the value of the Trust’s NAV during the trading day.

The IIV’s dissemination during the Regular Market Session should not be viewed as an actual real time update of the NAV, which is calculated only once at the end of each trading day. The IIV is widely disseminated every 15 seconds during the Regular Market Session by one or more major market data vendors. In addition, the IIV is available through online information services.

From time to time, there may be intra-day price fluctuations across Bitcoin platforms. However, they are generally relatively immaterial. These variances usually stem from small changes in the fee structures on different Bitcoin platforms or differences in administrative procedures required to deposit and withdraw fiat currency in exchange for Bitcoin and vice versa. The greatest variances are found at (i) smaller platforms with relatively low transaction volumes where even small trades can be large relative to a Bitcoin platform’s transaction volume and as a result impact the trading price on those platforms; and (ii) Bitcoin platforms that are inaccessible to the Trust.

All aspects of the BRTI methodology are publicly available at the website of the provider CF Benchmarks (www.cfbenchmarks.com). The BRTI is calculated once per second, in real time by utilizing the order books of Bitcoin - U.S. dollar trading pairs operated by all Constituent Platforms. An “order bookˮ is a list of buy and sell orders with associated limit prices and sizes that have not yet been matched, that is reported and disseminated by CF Benchmarks Ltd., as the BRTI calculation agent. The order books are aggregated into one consolidated order book by the BRTI calculation agent. The mid-price volume curve, which is the average of the bid price-volume curve (which maps transaction volume to the marginal price per cryptocurrency unit a seller is required to accept in order to sell this volume to the consolidated order book) and the ask price-volume curve (which maps a transaction volume to the marginal price per cryptocurrency unit a buyer is required to pay in order to purchase this volume from the consolidated order book). The mid-price-volume curve is weighted by the normalized probability density of the exponential distribution up to the utilized depth (utilized depth being calculated as the maximum cumulative volume for which the mid spread-volume curve does not exceed a certain percentage deviation from the mid-price). The BRTI is then given by the sum of the weighted mid-price-volume curve obtained in the previous step.

Termination of the Trust

The Trust will dissolve if any of the following events occur:

●	a U.S. federal or state regulator requires the Trust to shut down or forces the Trust to liquidate its Bitcoin or seizes, impounds or otherwise restricts access to Trust assets;

●	the Trust is determined to be a “money services business” under the regulations promulgated by FinCEN under the authority of the BSA and is required to comply with certain FinCEN regulations thereunder, and the Sponsor has made the determination that dissolution of the Trust is advisable;

●	the Trust is required to obtain a license or make a registration under any state law regulating money transmitters, money services businesses, providers of prepaid or stored value, virtual currency businesses or similar entities, and the Sponsor has made the determination that dissolution of the Trust is advisable;

●	any ongoing event exists that either prevents the Trust from making or makes impractical the Trust’s reasonable efforts to make a fair determination of the Bitcoin Market Price;

●	any ongoing event exists that either prevents the Trust from converting or makes impractical the Trust’s reasonable efforts to convert Bitcoin to U.S. dollars;

●

the filing of a certificate of dissolution or revocation of the Sponsor’s charter (and the expiration of 90 days after the date of notice to the Sponsor of revocation without a reinstatement of its charter) or upon an Event of Withdrawal unless at the time there is at least one remaining Sponsor; or

●	the Bitcoin Custodian resigns or is removed without replacement.

The Sponsor may, in its sole discretion, dissolve the Trust if any of the following events occur:

●	the SEC determines that the Trust is an investment company required to be registered under the Investment Company Act;

●	the CFTC determines that the Trust is a commodity pool under the Commodity Exchange Act;

●	the Trust becomes insolvent or bankrupt;

●	all of the Trust’s assets are sold;

●	the determination of the Sponsor that the aggregate net assets of the Trust in relation to the operating expenses of the Trust make it unreasonable or imprudent to continue the activities of the Trust;

●	the Sponsor receives notice from the IRS or from counsel for the Trust or the Sponsor that the Trust fails to qualify for treatment, or will not be treated, as a grantor trust under the Internal Revenue Code of 1986, as amended; or

●	if the Trustee notifies the Sponsor of the Trustee’s election to resign and the Sponsor does not appoint a successor trustee within 60 days, the Trust will dissolve.

The death, legal disability, bankruptcy, insolvency, dissolution, or withdrawal of any Shareholder (as long as such Shareholder is not the sole Shareholder of the Trust) shall not result in the termination of the Trust, and such Shareholder, his/her estate, custodian or personal representative shall have no right to withdraw or value such Shareholder’s Shares. Each Shareholder (and any assignee thereof) expressly agrees that in the event of his death, he waives on behalf of himself and his estate, and he/she directs the legal representative of his estate and any person interested therein to waive the furnishing of any inventory, accounting or appraisal of the assets of the Trust and any right to an audit or examination of the books of the Trust, except for such rights as are set forth in Article VIII of the Trust Agreement relating to the books of account and reports of the Trust.   Upon dissolution of the Trust and surrender of Shares by the Shareholders, Shareholders will receive a distribution in U.S. dollars after the Sponsor has paid or made provision for the Trust’s obligations.

Amendments

The Sponsor may amend the Trust Agreement without the consent of any Shareholder if the amendment does not adversely affect the interests of the Shareholders or affect the allocation of profits and losses among the Shareholders or between the Shareholders and the Sponsor. Any amendment that adversely affects the rights of Shareholders, dissolves the Trust or makes any material change to the Trust’s basic investment policies or structure must be approved by the affirmative vote of Shareholders owning at least 50% of the outstanding Shares.

The Trust’s Service Providers

The Sponsor

The Trust’s Sponsor is Osprey Funds, LLC, a Delaware limited liability company formed on October 31, 2018. The Sponsor’s principal place of business is 777 Brickell Ave., Suite 500, Miami, FL 33131, and its telephone number is (914) 214-4174.

The Sponsor is neither an investment adviser registered with the SEC, nor a commodity pool operator registered with the CFTC, and does not act in either such capacity with respect to the Trust, and the Sponsor’s provision of services to the Trust is not governed by the Advisers Act or the Commodity Exchange Act.

The Sponsor’s experience in crypto asset markets is evidenced by its history managing private and OTC-traded crypto funds since 2019. The executive officers of the Sponsor also serve as officers of the Sponsor’s affiliate, REX Financial, LLC (together with its subsidiaries, “REX Financial”), which has been sponsoring and managing ETFs and ETNs since 2016. REX Financial also manages the REX-Osprey suite of crypto ETFs and sponsors certain T-REX leveraged ETFs that focus on crypto assets.

The Sponsor arranged for the creation of the Trust and the registration of the Shares for their public offering in the United States and the listing of the Shares on the Listing Exchange. As partial consideration for its receipt of the 0.49% Management Fee from the Trust, the Sponsor is obligated to pay the Assumed Expenses.

The Sponsor is generally responsible for the day-to-day administration of the Trust under the provisions of the Trust Agreement. The Sponsor’s responsibilities include: (i) preparing and providing periodic reports and financial statements on behalf of the Trust for investors; (ii) selecting and monitoring the Trust’s service providers and from time to time engaging additional, successor or replacement service providers (including without limitation the Trust Administrator, the Custodians, Transfer Agent and Index Administrator); (iii) instructing the Bitcoin Custodian to withdraw the Trust’s Bitcoin as needed to pay the Management Fee; (iv) upon dissolution of the Trust, distributing the Trust’s cash proceeds from the sale of the remaining Bitcoin to the owners of record of the Shares; and (v) when applicable, establishing the principal market for GAAP valuation. In addition, if there is a fork in the Bitcoin network after which there is a dispute as to which network resulting from the fork is the Bitcoin network, the Sponsor has the authority to select the network that it believes in good faith is the Bitcoin network, unless such selection or authority would otherwise conflict with the Trust Agreement.

The Sponsor does not store, hold, or maintain custody or control of the Trust’s Bitcoin but instead has entered into the Custodial Services Agreement with the Bitcoin Custodian to facilitate the security of the Trust’s Bitcoin.

The Sponsor may transfer all or substantially all of its assets to an entity that carries on the business of the Sponsor if at the time of the transfer the successor assumes all of the obligations of the Sponsor under the Trust Agreement. In such an event, the Sponsor will be relieved of all further liability under the Trust Agreement.

The Management Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement and as partial consideration for the Sponsor’s agreement to pay the specified Sponsor-paid Expenses of the Trust.

The Trustee

CSC Delaware Trust Company serves as trustee of the Trust under the Trust Agreement. The Trustee has its principal office at 251 Little Falls Drive, Wilmington, Delaware 19808. The Trustee is unaffiliated with the Sponsor. A copy of the Trust Agreement is available for inspection at the Sponsor’s principal office, identified above.

The Trustee is appointed to serve as the trustee of the Trust in the State of Delaware for the sole purpose of satisfying the requirement of Section 3807(a) of the DSTA that the Trust have at least one trustee with a principal place of business in the State of Delaware. The duties of the Trustee are limited to (i) accepting legal process served on the Trust in the State of Delaware; and (ii) the execution of any certificates required to be filed with the Delaware Secretary of State which the Trustee is required to execute under the DSTA. To the extent that, at law or in equity, the Trustee has duties (including fiduciary duties) and liabilities relating thereto to the Trust or the Shareholders, such duties and liabilities will be replaced by the duties and liabilities of the Trustee expressly set forth in the Trust Agreement. The Trustee has no obligation to supervise, nor is it liable for, the acts or omissions of the Sponsor, Transfer Agent, Custodian or any other person.

Neither the Trustee, either in its capacity as trustee or in its individual capacity, nor any director, officer or controlling person of the Trustee is, or has any liability as, the issuer, director, officer or controlling person of the issuer of Shares. The Trustee’s liability in connection with the issuance and sale of Shares is limited solely to the express obligations of the Trustee as set forth in the Trust Agreement.

The Trustee has not prepared or verified, and will not be responsible or liable for, any information, disclosure or other statement in this Annual Report or in any other document issued or delivered in connection with the sale or transfer of the Shares.

The Trustee is permitted to resign upon at least 60 days’ notice to the Trust. The Trustee is compensated by the Sponsor and indemnified by the Sponsor and the Trust against any expenses it incurs relating to or arising out of the formation, operation or termination of the Trust, or the performance of its duties pursuant to the Trust Agreement except to the extent that such expenses result from gross negligence, willful misconduct or bad faith of the Trustee. The Sponsor has the discretion to replace the Trustee.

Fees paid to the Trustee are an Assumed Expense.

The Sponsor and its affiliates may from time-to-time purchase or sell Shares for their own account, as an agent for their customers and for accounts over which they exercise investment discretion.

The Trust Administrator

U.S. Bank Global Fund Services serves as the Trust Administrator. The Trust Administrator has offices at 615 E. Michigan Street, Milwaukee, WI 53202.

The Trust Administrator is generally responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records. The Trust Administrator’s principal responsibilities include: (1) valuing the Trust’s Bitcoin and calculating the NAV per Share; (2) supplying pricing information to the Sponsor for the Trust’s website; (3) receiving and reviewing reports on the custody of and transactions in cash and Bitcoin from the Cash Custodian and Trust, respectively, and taking such other actions in connection with the custody of cash as the Sponsor instructs; and (4) accounting and other fund administrative services. The Trust Administrator also provides know your customer, anti-money laundering, and OFAC compliance check services to the Trust and Sponsor. The Trust Administrator is also responsible for various accounting services such as portfolio accounting, expense accrual and payment, trust valuation and financial reporting, tax accounting, and compliance control services pursuant to the Fund Accountant Agreement.

The Trust Administrator liaises with the Trust’s legal, accounting and other professional service providers as needed.

The Trust Administrator keeps proper books of registration and transfer of Shares at its office located in Milwaukee or such office as it may subsequently designate. These books and records are open to inspection by any person who establishes to the Sponsor’s satisfaction that such person is a Shareholder at all reasonable times during the usual business hours of the Sponsor. The Sponsor keeps a copy of the Trust Agreement on file in its office, which is available for inspection on reasonable advance notice at all reasonable times during its usual business hours by any Shareholder.

The Transfer Agent

U.S. Global Fund Services serves as the Transfer Agent of the Trust pursuant to the terms and provisions of the Transfer Agent Servicing Agreement (as defined below). The Transfer Agent has its principal office at 615 E. Michigan Street, Milwaukee, WI 53202. A copy of the agreement between the Trust and the Transfer Agent is available for inspection at the Sponsor’s principal office identified herein. Continental Stock Transfer & Trust Company serves as the sub-transfer agent.

The Transfer Agent holds the Shares primarily in book-entry form. The Sponsor directs the Transfer Agent to credit the number of Shares to the investor in response to a creation order and the Transfer Agent issues the Shares. The Transfer Agent also assists with the preparation of Shareholders’ account and tax statements.

The Sponsor indemnifies and holds harmless the Transfer Agent, and the Transfer Agent will incur no liability for the refusal, in good faith, to make transfers which it, in its judgment, deems improper or unauthorized.

Fees paid to the Transfer Agent are an Assumed Expense.

The Marketing Agent

Foreside Fund Services, LLC serves as the Marketing Agent for the Trust. The Marketing Agent provides the following services to the Sponsor: (i) assists the Trust in facilitating Participant Agreements between and among Authorized Participants, the Trust, and the Transfer Agent; (ii) provides prospectuses to Authorized Participants; (iii) works with the Transfer Agent to review and approve orders placed by the Authorized Participants and transmitted to the Transfer Agent; (iv) reviews and files applicable marketing materials with FINRA and (v) maintains, reproduces and stores applicable books and records related to the services provided under the Marketing Agent Agreement.

Custody of the Trust’s Assets and Certain Other Operational Matters

Bitcoin Custodian

Coinbase Custody serves as our qualified digital asset custodian for purposes of Section 206(4)-2(d)(6) under the Advisers Act. On November 26, 2025, the Trust entered into a Custodial Services Agreement by and among Coinbase Custody and the Trust, which replaced the Trust’s prior Custodial Services Agreement, dated as of February 4, 2022, between the Trust and Coinbase Custody, and which is a part of the Prime Execution Agreement.

Coinbase Custody is a wholly-owned subsidiary of Coinbase Global, Inc. (“Coinbase Global”). Coinbase Global and its subsidiaries provide end-to-end financial infrastructure and technology for the crypto-economy. Coinbase Custody is an independently capitalized New York State limited purpose trust company that was chartered in October 2018. Coinbase Custody is a fiduciary under Section 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act, and is licensed to custody Digital Assets on behalf of the Trust. As a New York State limited purpose trust company, Coinbase Custody is subject to regulation, examination and supervision by the NYDFS. The NYDFS’ regulations impose various compliance requirements, including operational limitations related to the nature of digital assets held under custody, capital requirements, BSA and anti-money laundering program requirements, and notice and reporting requirements. Coinbase Custody offers its clients access to secure, institutional-grade offline digital asset storage. As of December 31, 2025, Coinbase Global held approximately $376 billion in fiat and digital assets on its platform, the majority of which were comprised of Bitcoin, Ethereum and other digital assets. According to publicly available information, Bitcoin represented approximately 67%, 58% and 47% of the assets held or managed in digital wallets on Coinbase’s Global platform, including its custody services, for the years ended December 31, 2025, 2024 and 2023, respectively. The offline (cold) storage technology that Coinbase Custody uses to custody digital assets, such as Bitcoin, shares the same framework of the technology that Coinbase Global, and its predecessor, Coinbase, Inc., have used since 2012, which is continuously improved to meet cyber and physical security best practices.

Coinbase Custody is authorized to serve as the Trust’s custodian under the Trust Agreement and pursuant to the terms and provisions of the Custodial Services Agreement. The Trust’s digital assets are held in segregated offline (cold) storage accounts with the Bitcoin Custodian, and as a result, the digital assets are segregated from both (i) the proprietary property of Coinbase Custody and its affiliates; and (ii) the assets of any other Coinbase Custody client.

Information provided about Coinbase Custody and its parent company is primarily derived from Coinbase Global’s publicly available information, including filings it makes with the SEC. Although the Trust believes this information is reliable, the Trust has not independently verified the accuracy of this information.

Cash Custodian

U.S. Bank National Association serves as the Cash Custodian pursuant to the Cash Custody Agreement. The Cash Custodian is the custodian for the Trust’s cash holdings. The Trust may retain additional cash custodians from time to time pursuant to a cash custodian agreement to perform certain services that are typical of a cash custodian. The Sponsor may, in its sole discretion, add or terminate cash custodians at any time.

Additional Custodial Matters

The Trust may engage third-party custodians or vendors besides the Bitcoin Custodian and the Cash Custodian to provide custody and security services for all or a portion of its Bitcoin and/or cash, and the Sponsor will pay the custody fees and any other expenses associated with any such third-party custodian or vendor. The Sponsor may, in its sole discretion, add or terminate custodians at any time. The Sponsor may, in its sole discretion, change the custodian for the Trust’s holdings, but it will have no obligation whatsoever to do so or to seek any particular terms for the Trust from other such custodians.

The Prime Execution Agent

The Prime Execution Agent, Coinbase Inc., an affiliate of the Bitcoin Custodian, provides prime execution agent services, including Bitcoin trade execution, from time to time as requested by the Sponsor, although the Sponsor may also trade directly with other third parties and/or market makers. The Trust may engage in purchases of Bitcoin (creation of Baskets) or sales of Bitcoin (redemptions of Baskets, Trust expenses, or the Management Fee, as necessary) by placing orders with the Prime Execution Agent. The Prime Execution Agent routes orders placed by the Trust through the Prime Execution Agent’s execution platform, where the order is executed. Each order placed by the Trust is sent, processed and settled at each Connected Trading Venue to which it is routed. Subject to the foregoing, the Prime Execution Agent (as well as the Trust and the Sponsor) shall have no liability, obligation, or responsibility whatsoever for the selection or performance of any trading venue, and that other trading venues not used for the specific execution and/or trading venues not used by Coinbase may offer better prices and/or lower costs than the trading venue used to execute the Trust’s orders.

Trade Credit Lender

To avoid having to pre-fund purchases or sales of Bitcoin in connection with cash creations and redemptions and sales of Bitcoin to pay the Management Fee and any other Trust expenses not assumed by the Sponsor, to the extent applicable, pursuant to that certain Trade Financing Agreement, dated as of November 26, 2025, which is part of the Prime Execution Agreement (the “Trade Financing Agreement”), the Trust may borrow Bitcoin or cash as Trade Credit from Coinbase Credit, Inc. (the “Lender”) on a short-term basis, allowing the Trust to avoid having to pre-fund purchases or sales of Bitcoin.

Other Matters

The Shareholders’ recourse against the Sponsor, the Trustee, and the Trust’s other service providers for the services they provide to the Trust, including, without limitation, those relating to the holding of Bitcoin or the provision of instructions relating to the movement of Bitcoin, is limited. For the avoidance of doubt, neither the Sponsor, the Trustee, nor any of their affiliates, nor any other party has guaranteed the assets or liabilities, or otherwise assumed the liabilities, of the Trust, or the obligations or liabilities of any service provider to the Trust, including, without limitation, the Bitcoin Custodian. Consequently, a loss may be suffered with respect to the Trust’s Bitcoin that is not covered by the Bitcoin Custodian’s insurance and for which no person is liable in damages. As a result, the recourse of the Trust or the Shareholders, under applicable law, is limited.

Creation and Redemption of Shares

The Trust creates and redeems Shares on a continuous basis but only in Baskets based on the quantity of Bitcoin attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities) multiplied by the number of Shares comprising a Basket (10,000) (the “Basket Amount”). Fractions of a Bitcoin smaller than .00000001 (known as a “satoshi”) are disregarded for purposes of the computation of the Basket Amount. Only Authorized Participants, which are registered broker-dealers who have entered into written agreements with the Sponsor and the Trust, can place orders to receive or redeem Baskets.

In connection with cash creations and redemptions, an Authorized Participant shall deliver to the Transfer Agent the amount of U.S. dollars needed to purchase the Basket Amount of Bitcoin, and the Trust engages in Bitcoin transactions for converting cash into Bitcoin (in association with purchase orders) and Bitcoin into cash (in association with redemption orders). The Trust conducts its Bitcoin purchase and sale transactions by purchasing Bitcoin directly from third parties (each, a “Bitcoin Trading Counterparty”), pursuant to written agreements between such Bitcoin Trading Counterparties and the Trust, or through purchases from the Prime Execution Agent through its Coinbase Prime service pursuant to the Prime Execution Agreement. The Trust’s criteria for engaging one or more Bitcoin Trading Counterparties includes the completion of due diligence that considers each such Bitcoin Trading Counterparty’s Bitcoin trading capabilities, organizational structure, operating history, lines of business, controls, and other details necessary to evaluate their ability to facilitate cash creations. The Bitcoin Trading Counterparties are Coinbase, Anchorage and JSCT, LLC. Bitcoin Trading Counterparties may be added at any time, subject to the discretion of the Sponsor. The Sponsor will notify investors whether and when it has engaged additional Bitcoin Trading Counterparties by filing a current report on Form 8-K or via a posting on the Trust’s website.

Jane Street Capital, LLC, an Authorized Participant, is an affiliate of JSCT, LLC, a Bitcoin Trading Counterparty. Aside from JSCT, LLC, the Trust is not aware of any other affiliation or material relationship between a Bitcoin Trading Counterparty and the Authorized Participants or other service providers of the Trust in executing a transaction in Bitcoin with the Trust. Current or future Bitcoin Trading Counterparties may be affiliates of, or have material relationships with, the Trust’s current or future Authorized Participants. In connection with cash creations and redemptions, each Bitcoin Trading Counterparty represents to the Trust that it is acting for itself and not for another person and is not acting as an agent or at the direction of any Authorized Participant. Upon receipt of an order from an Authorized Participant to create or redeem Baskets, the Trust may obtain quotes for a price to purchase or sell Bitcoin from one or more Bitcoin Trading Counterparties. A Bitcoin Trading Counterparty may respond to the Trust’s request with an offer of a quote at which it is willing to sell the specified quantity of Bitcoin, or a portion thereof, in the case of a creation, or a quote at which it is willing to buy the specified quantity of Bitcoin, or a portion thereof, in the case of a redemption, as indicated in such offer. The Bitcoin Trading Counterparties are not contractually obligated to participate in cash orders for creations or redemptions by placing any offers to buy or sell Bitcoin with the Trust. The Trust then determines, in its sole discretion, whether to utilize one of the Bitcoin Trading Counterparties that provided a quote or to trade through the Prime Execution Agent to execute a Bitcoin trade. Once an offer is accepted, it becomes a trade that is binding on both the Trust and the Bitcoin Trading Counterparty. Each Bitcoin Trading Counterparty is required to comply with U.S. federal and/or state laws including licensing and registration requirements or similar laws in non-U.S. jurisdictions and maintain practices and policies designed to comply with AML and KYC regulations or similar laws in non-U.S. jurisdictions.

The Prime Execution Agent may facilitate the purchase and sale or settlement of the Trust’s Bitcoin transactions. Bitcoin Trading Counterparties may settle trades with the Trust using their own accounts at the Prime Execution Agent or directly with the Trust when trading with the Trust.

Issuance of Baskets - Transaction Fees

To compensate for expenses incurred in connection with the creation and redemption of Baskets, an Authorized Participant is required to pay a standard transaction fee in cash to create or redeem Baskets, which is not expected to vary in accordance with the number of Baskets in such order. The total transaction fee also includes applicable taxes, brokerage and any other commissions, transaction fees (including financing), trade slippage and market impact costs, as applicable, and may be reduced, increased or otherwise changed by the Sponsor and the Trust based on changes to the costs or inputs associated with the total transaction fee. The Sponsor will notify Authorized Participants of any change in the transaction fee and will not implement any change in the fee until after the date of notice.

Issuance of Baskets - In-Kind Creations

In connection with an in-kind creation, an Authorized Participant is required to submit the creation order by an order cutoff time (the “In-Kind Order Cutoff Time”). The In-Kind Order Cutoff Time is 3:59 p.m. ET on the trade date. The Authorized Participant must submit an in-kind purchase order to the Transfer Agent indicating the number of Baskets it intends to acquire.

The date the Transfer Agent receives the in-kind purchase order determines the amount of Bitcoin that the Authorized Participant or its designated agent or client needs to deposit. However, orders received by the Transfer Agent after the In-Kind Order Cutoff Time will not be accepted and should be resubmitted on the following Business Day.

If the Trust and the Marketing Agent accept the in-kind purchase order, the Transfer Agent transmits to the Authorized Participant, via electronic mail message or other electronic communication, no later than 8:00 p.m. ET on the date such purchase order is received, or deemed received, a copy of the purchase order endorsed “Accepted” by the Trust and indicating the Basket Amount that the Authorized Participant or its designated agent or client must deliver to the Prime Execution Agent in exchange for each Basket. Prior to the Trust’s acceptance, a purchase order only represents the Authorized Participant’s unilateral offer to deposit Bitcoin in exchange for Baskets and has no binding effect upon the Trust, the Trustee, the Trust Administrator, the Transfer Agent, the Marketing Agent, the Bitcoin Custodian, the Prime Execution Agent or any other party.

The amount of Bitcoin necessary for the creation of a Basket changes from day to day. As of December 31, 2025, a Basket required delivery of 3.22083471 Bitcoin. On each day that the Listing Exchange is open for regular trading, the Trust Administrator adjusts the quantity of Bitcoin constituting the Basket Amount as appropriate to reflect sales of Bitcoin, any loss of Bitcoin that may occur, and accrued expenses. The computation is made by the Trust as promptly as practicable after 4:00 p.m. ET. The Trust Administrator determines the amount of Bitcoin necessary for the creation of a Basket for a given day by multiplying the NAV per Share by the number of Shares in each Basket (10,000) and dividing the resulting product by that day’s Index. The Basket Amount so determined is made available to all Authorized Participants and is made available on the Sponsor’s website for the Shares.

The Authorized Participant or its designated agent or client deposit Bitcoin related to the Authorized Participant’s purchase order to the Trust’s Trading Account. This transfer is an “off-chain” transaction that is represented in the books and records of the Prime Execution Agent. In the event that the Authorized Participant, its designated agent or client, has not deposited the Bitcoin to the Trust’s Trading Account at the Prime Execution Agent by the applicable time on the settlement date of the in-kind creation order, the Authorized Participant is given the option to (1) cancel the in-kind creation order; (2) delay settlement of the order to enable delivery of Bitcoin at a later date approved by the Trust Administrator; or (3) accept that the Trust will execute a Bitcoin transaction required for the creation and the Authorized Participant will deliver the U.S. dollars required for this purchase. The Authorized Participant is liable to the Trust for and shall bear all slippage costs as well as all other costs, expenses, liabilities, and losses, suffered or incurred by the Trust in connection with the events described in the foregoing sentence, including, without limitation, the dollar cost of the difference between the Bitcoin price utilized in calculating NAV per Share on the trade date and the price at which the Trust receives the Bitcoin to the extent the price realized in buying the Bitcoin is higher than the Bitcoin price utilized in the NAV, if applicable. To the extent the price realized in buying the Bitcoin is lower than the price utilized in the NAV, the Authorized Participant shall get to keep the dollar impact of any such difference.

Issuance of Baskets - Cash Creations

In connection with a cash creation, the Authorized Participant is required to submit the purchase order by an early order cutoff time (the “Cash Order Cutoff Time”). The Cash Order Cutoff Time is 5:30 p.m. ET on the Business Day prior to the trade date. The Authorized Participant may submit a purchase order to the Transfer Agent, indicating the number of Baskets it intends to acquire.

In connection with a cash creation, the date the Transfer Agent receives that order determines the estimated cash amount the Authorized Participant needs to deposit and the amount of Bitcoin the Trust needs to purchase from the Bitcoin Trading Counterparty or through the Prime Execution Agent for the Basket Amount. The final cash amounts are determined after the NAV of the Trust is struck and the Trust’s Bitcoin transactions have settled. However, orders received by the Transfer Agent after the Cash Order Cutoff Time will not be accepted and should be resubmitted on the following Business Day.

If the Trust and the Marketing Agent accept the cash purchase order, the Transfer Agent transmits to the Authorized Participant, via electronic mail message or other electronic communication, no later than 8:00 p.m. ET on the date such purchase order is received, or deemed received, a copy of the purchase order endorsed “Accepted” by the Trust and indicating the amount of U.S. dollars that the Authorized Participant must deliver to the Custodians or Prime Execution Agent in exchange for each Basket. Prior to the Trust’s acceptance as specified above, a purchase order only represents the Authorized Participant’s unilateral offer to deposit cash in exchange for Baskets and has no binding effect upon the Trust, the Trustee, the Trust Administrator, the Transfer Agent, the Marketing Agent, the Bitcoin Custodian or any other party.

The amount of cash necessary for the creation of a Basket changes from day to day based on the Basket Amount. As of December 31, 2025, a Basket required delivery of $ 281,228.89. On each day that the Listing Exchange is open for regular trading, the Trust Administrator adjusts the amount of U.S. dollars needed to purchase the Basket Amount. The Trust Administrator determines the amount of Bitcoin necessary for the creation of a Basket for a given day by multiplying the NAV per Share by the number of Shares in each Basket (10,000) and dividing the resulting product by that day’s Index. The Trust Administrator then determines the amount of U.S. dollars equal to the required amount of Bitcoin as described above on each date the Transfer Agent receives the cash creation order. The final cash amounts are determined after the NAV of the Trust is struck and the Trust’s Bitcoin transactions have settled. The amount of U.S. dollars needed to purchase the Basket Amount so determined is made available to all Authorized Participants and Bitcoin Trading Counterparties and is made available on the Sponsor’s website for the Shares.

On the date of the Cash Order Cutoff Time, the Trust enters into a transaction with a Bitcoin Trading Counterparty or the Prime Execution Agent to buy Bitcoin in exchange for the cash proceeds from such purchase order. For settlement of a cash creation, the Trust delivers Shares to the Authorized Participant in exchange for cash received from the Authorized Participant. Meanwhile, the Bitcoin Trading Counterparty or Prime Execution Agent, as applicable, delivers the required Bitcoin pursuant to its trade with the Trust into the Trust’s Trading Account with the Prime Execution Agent in exchange for cash. In the event that the Trust has not been able to successfully execute and complete settlement of a Bitcoin transaction by the settlement date of the purchase order, the Authorized Participant will be given the option to (1) cancel the purchase order; or (2) accept that the Trust will continue to attempt to complete the execution, which will delay the settlement date of the purchase order. With respect to a purchase order, as between the Trust and the Authorized Participant, the Authorized Participant is responsible for the dollar cost of the difference between the Bitcoin price utilized in calculating NAV on the trade date and the price at which the Trust acquires the Bitcoin to the extent the price realized in buying the Bitcoin is higher than the Bitcoin price utilized in the NAV. To the extent the price realized in buying the Bitcoin is lower than the price utilized in the NAV, the Authorized Participant shall keep the dollar impact of any such difference.

Whether the purchase of Bitcoin was entered into with a Bitcoin Trading Counterparty or via the Prime Execution Agent, such party shall deliver Bitcoin related to such transaction to the Trust’s Trading Account. This transfer is an “off-chain” transaction that is recorded in the books and records of the Prime Execution Agent.

Because the Trust’s Trading Account may not be funded with cash on the trade date for the purchase of Bitcoin associated with the cash purchase order, the Trust may borrow Trade Credits in the form of cash from the Lender (as defined herein) pursuant to the Trade Financing Agreement or may require the Authorized Participant to deliver the required cash for the cash purchase order on the trade date. The extension of Trade Credits on the trade date allows the Trust to purchase Bitcoin through the Prime Execution Agent on the trade date, with such Bitcoin being deposited in the Trust’s Trading Account. For settlement of a cash creation, the Trust delivers Shares to the Authorized Participant in exchange for cash received from the Authorized Participant. To the extent Trade Credits were utilized, the Trust uses the cash to repay the Trade Credits borrowed from the Lender.

Issuance of Baskets - Settlement and Bitcoin Vault Transfers

Upon the deposit by the Authorized Participant or its designated agent or client in connection with an in-kind purchase order or the Bitcoin Trading Counterparty or the Prime Execution Agent in connection with a cash purchase order of the corresponding amount of Bitcoin with the Trust’s Trading Account, and the payment of the applicable ETF servicing fee, and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Cash Custodian delivers the appropriate number of Baskets to the DTC account of the depositing Authorized Participant. As of the date of this Annual Report, the Authorized Participants are Macquarie and Jane Street. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor.

In connection with the paragraph above, the deposit of Bitcoin is initially credited to the Trust’s Trading Account with the Prime Execution Agent before being swept to the Trust’s Vault Account with the Bitcoin Custodian pursuant to a regular end-of-day sweep process. Transfers of Bitcoin into the Trust’s Trading Account are off-chain transactions and transfers from the Trust’s Trading Account to the Trust’s Vault Account are “on-chain” transactions represented on the Bitcoin blockchain. Any costs related to transactions and transfers from the Trust’s Trading Account to the Trust’s Vault Account are borne by the Prime Execution Agent (and not the Trust or its Shareholders).

Because the Sponsor has assumed what are expected to be most of the Trust’s expenses, and the Management Fee accrues daily at the same rate, in the absence of any Extraordinary Expenses or liabilities, the amount of Bitcoin by which the Basket Amount will decrease each day is predictable. In connection with a cash purchase order, the Trust intends to have the Trust Administrator make available on each Business Day an indicative Basket Amount for the next Business Day. Authorized Participants may use that indicative Basket Amount as guidance regarding the amount of cash that they may expect to have to deposit with the Trust Administrator in respect of cash purchase orders placed by them on such next Business Day and accepted by the Trust. The agreement entered into with each Authorized Participant provides, however, that once a purchase order has been accepted by the Trust, the Authorized Participant is required to deposit with the Trust Administrator the amount of U.S. dollars necessary to purchase the Basket Amount of Bitcoin in connection with a cash purchase order, as determined by the Trust on the effective date of the purchase order.

No Shares can be issued unless and until the Prime Execution Agent has informed the Trust that it has allocated to the Trust’s account the corresponding amount of Bitcoin. Disruption of services at the Prime Execution Agent or Bitcoin Custodian would have the potential to delay settlement of the Bitcoin related to Share creations.

Bitcoin transactions that occur on the blockchain are susceptible to delays due to Bitcoin network outage, congestion, spikes in transaction fees demanded by miners, or other problems or disruptions. To the extent that Bitcoin transfers from the Trust’s Trading Account to the Trust’s Vault Account are delayed due to congestion or other issues with the Bitcoin network, such Bitcoin will not be held in offline (cold) storage in the Vault Account until such transfers can occur.

Redemption of Baskets - In-Kind Redemptions

In connection with an in-kind redemption, an Authorized Participant is required to submit a redemption order by the In-Kind Order Cutoff Time. An Authorized Participant must submit an in-kind redemption order to the Transfer Agent indicating the number of Baskets it intends to redeem. The date the Transfer Agent receives that order determines the Basket Amount in connection with an in-kind redemption to be received in exchange. However, orders received by the Transfer Agent after the In-Kind Order Cutoff Time on a Business Day will not be accepted and should be resubmitted on the following Business Day.

On the order date the Trust instructs the Bitcoin Custodian to prepare to move the associated Bitcoin from the Trust’s Vault Account with the Bitcoin Custodian to the Trust’s Trading Account with the Prime Execution Agent. For settlement of a redemption, the Authorized Participant delivers the necessary Shares to the Trust, the Trust instructs the Prime Execution Agent to deliver Bitcoin to the account of the Authorized Participant or its designated agent or client’s account at the Prime Execution Agent.

Transfers of Bitcoin from the Trust’s Vault Account to the Trust’s Trading Account are “on-chain” transactions represented on the Bitcoin blockchain.

Bitcoin transactions that occur on the blockchain are susceptible to delays due to Bitcoin network outages, congestion, spikes in transaction fees demanded by miners, or other problems or disruptions. To the extent that Bitcoin transfers from the Trust’s Vault Account to the Trust’s Trading Account are delayed due to congestion or other issues with the Bitcoin network or the Trust’s operations, redemptions in the Trust could be delayed.

Disruption of services at the Prime Execution Agent or Bitcoin Custodian would have the potential to delay settlement of the Bitcoin related to Share redemptions.

Redemption of Baskets - Cash Redemptions

In connection with a cash redemption, an Authorized Participant is required to submit a cash redemption order by the Cash Order Cutoff Time. An Authorized Participant must submit a redemption order to the Transfer Agent indicating the number of Baskets it intends to redeem. The date the Transfer Agent receives that order determines the Basket Amount in connection with a cash redemption to be received in exchange. However, orders received by the Transfer Agent after the Cash Order Cutoff Time on a Business Day will not be accepted and should be resubmitted on the following Business Day.

On the date of the Cash Order Cutoff Time, the Trust may choose, in its sole discretion, to enter into a transaction with a Bitcoin Trading Counterparty or the Prime Execution Agent to sell Bitcoin in exchange for cash. Also, on the date of the Cash Order Cutoff Time, the Trust instructs the Bitcoin Custodian to prepare to move the associated Bitcoin from the Trust’s Vault Account with the Bitcoin Custodian to the Trust’s Trading Account with the Prime Execution Agent. For settlement of a redemption, the Authorized Participant delivers the necessary Shares to the Trust, a Bitcoin Trading Counterparty or the Prime Execution Agent, as applicable, delivers the cash to the Trust associated with the Trust’s sale of Bitcoin, the Trust delivers Bitcoin to the Bitcoin Trading Counterparty’s account at the Prime Execution Agent or directly to the Prime Execution Agent, as applicable, and the Trust delivers cash to the Authorized Participant. In the event that the Trust has not been able to successfully execute and complete settlement of a Bitcoin transaction by the settlement date, the Authorized Participant will be given the option to (1) cancel the redemption order; or (2) accept that the Trust will continue to attempt to complete the execution, which will delay the settlement date. With respect to a redemption order, between the Trust and the Authorized Participant, the Authorized Participant will be responsible for the dollar cost of the difference between the Bitcoin price utilized in calculating the NAV on the trade date and the price realized in selling the Bitcoin to raise the cash needed for the cash redemption order to the extent the price realized in selling the Bitcoin is lower than the Bitcoin price utilized in the NAV. To the extent the price realized in selling the Bitcoin is higher than the price utilized in the NAV, the Authorized Participant shall get to keep the dollar impact of any such difference.

The transfers of Bitcoin from the Trust’s Trading Account to the Bitcoin Trading Counterparty’s account at the Prime Execution Agent or to the Prime Execution Agent is an “off-chain” transaction that is recorded in the books and records of the Prime Execution Agent.

The Trust’s Trading Account with the Prime Execution Agent may not be funded with Bitcoin on the trade date for the sale of Bitcoin in connection with the redemption order, when Bitcoin remains in the Trust’s Vault Account with the Bitcoin Custodian at the point of intended execution of a sale of Bitcoin. In those circumstances the Trust may borrow Trade Credits in the form of Bitcoin from the Lender, which allows the Trust to sell Bitcoin through the Prime Execution Agent on the trade date, and the cash proceeds are deposited in the Trust’s Trading Account with the Prime Execution Agent. For settlement of a redemption where Trade Credits were utilized, the Trust delivers cash to the Authorized Participant in exchange for Shares received from the Authorized Participant. In the event Trade Credits were used, the Trust will use the Bitcoin moved from the Trust’s Vault Account with the Bitcoin Custodian to the Trading Account with the Prime Execution Agent to repay the Trade Credits borrowed from the Lender.

Transfers of Bitcoin from the Trust’s Vault Account to the Trust’s Trading Account are “on-chain” transactions represented on the Bitcoin blockchain.

Bitcoin transactions that occur on the blockchain are susceptible to delays due to Bitcoin network outages, congestion, spikes in transaction fees demanded by miners, or other problems or disruptions. To the extent that Bitcoin transfers from the Trust’s Vault Account to the Trust’s Trading Account are delayed due to congestion or other issues with the Bitcoin network or the Trust’s operations, redemptions in the Trust could be delayed.

Disruption of services at the Prime Execution Agent, Bitcoin Custodian, Cash Custodian or the Authorized Participant’s banks would have the potential to delay settlement of the Bitcoin related to Share redemptions.

Redemption of Baskets - Settlement

Upon the surrender of Shares and the payment of the applicable transaction fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees) by the redeeming Authorized Participant, and the completion of the sale of Bitcoin in exchange for cash by the Trust in connection with a cash redemption order, the Trust (1) instructs the Prime Execution Agent to deliver from the Trust’s Trading Account to the account of the Authorized Participant or its agent or client, the amount of Bitcoin corresponding to the redeemed Baskets in connection with an in-kind redemption order; or (2) instructs the delivery of cash to the Authorized Participant in connection with a cash redemption order. Shares can only be surrendered for redemption in Baskets.

Suspension or Rejection of Creation or Redemption Orders

The Sponsor may, in its discretion, suspend the right of creation or redemption, or postpone the redemption settlement date, (1) for any period during which the Listing Exchange is closed other than customary weekend or holiday closings, or trading on the Listing Exchange is suspended or restricted; (2) for any period during which an emergency (for example, an interruption in services or availability of the Bitcoin Custodian, Cash Custodian, Trust Administrator, or other service providers to the Trust, act of God, catastrophe, civil disturbance, government prohibition, war, terrorism, strike or other labor dispute, fire, force majeure, interruption in telecommunications, order entry systems, internet services, or network provider services, unavailability of Fedwire, SWIFT or banks’ payment processes, significant technical failure, bug, error, disruption or fork of the Bitcoin network, hacking, cybersecurity breach, or power, internet, or Bitcoin network outage, or similar event) exists as a result of which delivery, disposal or evaluation of Bitcoin is not reasonably practicable; or (3) for such other period as the Sponsor determines to be necessary for the protection of the Shareholders. For example, the Sponsor may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of the Trust’s assets. If the Sponsor has difficulty liquidating the Trust’s positions (e.g., because of a market disruption event or an unanticipated delay in the liquidation of a position in an over-the-counter contract), it may be appropriate to suspend redemptions until such time as such circumstances are rectified. None of the Sponsor, the person authorized to take redemption orders in the manner provided in the Authorized Participant Agreement, or the Custodians are liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

The Sponsor acting by itself or through the person authorized to take creation or redemption orders in the manner provided in the Authorized Participant Agreement may, in its sole discretion, reject any creation redemption order (1) the Sponsor determines not to be in proper form; (2) the fulfillment of which its counsel advises may be illegal under applicable laws and regulations; or (3) if circumstances outside the control of the Sponsor, the person authorized to take creation or redemption orders in the manner provided in the Authorized Participant Agreement or the Bitcoin Custodian make it for all practical purposes not feasible for the Shares to be delivered under the creation or redemption order. The Sponsor may also reject a redemption order if the number of Shares being redeemed would reduce the remaining outstanding Shares to 10,000 Shares (i.e., 1 Basket) or less.

None of the Trust, the Sponsor, the Transfer Agent, or the Custodians are liable for the rejection of any purchase order or Basket.

In the event that the Sponsor intends to suspend or postpone creations or redemptions, it will provide Shareholders with notice in a prospectus supplement and/or through a current report on Form 8-K or in the Trust’s annual or quarterly reports.

Creation and Redemption Transaction Fee

To compensate for expenses incurred in connection with the creation and redemption of Baskets, an Authorized Participant is required to pay a standard transaction fee to create or redeem Baskets, which is not expected to vary in accordance with the number of Baskets in such order. The total transaction fee also includes applicable taxes, brokerage and any other commissions, transaction fees (including financing), trade slippage and market impact costs, as applicable, and may be reduced, increased or otherwise changed by the Sponsor and the Trust based on changes to the costs or inputs associated with the total transaction fee. The Sponsor will notify Authorized Participants of any change in the transaction fee and will not implement any change in the fee until after the date of notice.

Tax Responsibility

Authorized Participants are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value added tax or similar tax or governmental charge applicable to the creation or redemption of Baskets, regardless of whether or not such tax or charge is imposed directly on the Authorized Participant, and agree to indemnify the Sponsor and the Trust if they are required by law to pay any such tax, together with any applicable penalties, additions to tax and interest thereon.

Secondary Market Transactions

As discussed above, Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Participant is under no obligation to create or redeem Baskets, and an Authorized Participant is under no obligation to offer to the public Shares of any Baskets it does create.

Authorized Participants that do offer to the public Shares from the Baskets they create do so at per-Share offering prices that are expected to reflect, among other factors, the trading price of the Shares on the Listing Exchange, the NAV of the Trust at the time the Authorized Participant purchased the Baskets, the NAV of the Shares at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of Bitcoin or other portfolio investments. Baskets are generally redeemed when the price per Share is at a discount to the NAV per Share. Shares initially comprising the same Basket but offered by Authorized Participants to the public at different times may have different offering prices. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other forms of compensation or inducement of any kind from either the Trust or the Sponsor and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares. Shares trade in the secondary market on the Listing Exchange.

Description of the Shares and the Trust Agreement

General

The Trust is authorized under the Trust Agreement to create and issue an unlimited number of Shares. Shares are issued only in Baskets and only upon the order of an Authorized Participant. The Shares represent common units of fractional undivided beneficial interest in and ownership of the Trust and have no par value.

Description of Limited Rights

The Shares do not represent a traditional investment and should not be viewed as similar to “shares” of a corporation operating a business enterprise with management and a board of directors. A Shareholder does not have the statutory rights normally associated with the ownership of Shares of a corporation. Each Share is transferable (except to the extent restricted under the Securities Act), is fully paid and non-assessable and entitles the holder to vote on the limited matters upon which Shareholders may vote under the Trust Agreement. For example, Shareholders do not have the right to elect directors and are not entitled to receive dividends. The Shares do not entitle their holders to any conversion or preemptive rights or, except as discussed below, any redemption rights or rights to distributions.

Voting and Approvals

The Shareholders take no part in the management or control of the Trust. Under the Trust Agreement, Shareholders have limited voting rights. However, no amendments to the Trust Agreement that materially adversely affect the interests of Shareholders may be made without the vote of at least a majority (over 50%) of the Shares (not including any Shares held by the Sponsor or its affiliates). The Sponsor may generally make any other amendments to the Trust Agreement in its sole discretion without Shareholders’ consent.

Distributions

Pursuant to the terms of the Trust Agreement, the Trust may make distributions on its Shares in cash or in Shares, with such frequency as the Sponsor may determine.

In addition, if the Trust is terminated and liquidated, the Sponsor will distribute to the Shareholders any amounts of the cash proceeds (or Bitcoin) of the liquidation remaining after the satisfaction of all outstanding liabilities of the Trust and the establishment of reserves for applicable taxes, other governmental charges and contingent or future liabilities as the Sponsor will determine. Shareholders of record on the record date fixed by the Transfer Agent for a distribution will be entitled to receive their pro rata portions of any distribution.

Book-Entry Form

Shares of the Trust are held in book-entry form by the Transfer Agent. Transfers are made in accordance with standard securities industry practice. The Sponsor or its delegate shall (i) direct the Transfer Agent to credit or debit the number of creation Baskets or redemption Baskets to the account of the applicable purchaser; and (ii) issue or cancel creation Baskets or redemption Baskets, as applicable, at the direction of the Sponsor or its delegate. The Transfer Agent shall issue or cancel each purchaser’s Shares, as applicable.

Share Splits

In its discretion, the Sponsor may direct the Transfer Agent to declare a split or reverse split in the number of Shares outstanding and to make a corresponding change in the number of Shares constituting a Basket. For example, if the Sponsor believes that the per Share price in the secondary market for Shares has risen or fallen outside a desirable trading price range, it may declare such a split or reverse split.

Description of the Trust Agreement

The following is a description of the material terms of the Trust Agreement. The Trust Agreement establishes the roles, rights and duties of the Sponsor and the Trustee.

The Sponsor

Liability of the Sponsor and Indemnification

Each Covered Person is not liable to the Trust or any Shareholder for any action taken, or for refraining from taking any action in good faith, having determined that such course of conduct was in the best interests of the Trust. However, the preceding liability exclusion does not protect the Sponsor against any liability resulting from its own willful misconduct, bad faith or gross negligence in the performance of its duties.

Each Covered Person is indemnified by the Trust and held harmless against any loss, judgment, liability, expense incurred or amount paid in settlement of any claim sustained by it in connection with the Covered Person’s activities for the Trust, without fraud, gross negligence, bad faith, willful misconduct or a material breach of the Trust Agreement on the part of such indemnified party arising out of or in connection with the performance of its obligations under the Trust Agreement and under each other agreement entered into by the Sponsor in furtherance of the administration of the Trust (including, without limiting the scope of the foregoing, any subscription agreement) or any actions taken in accordance with the provisions of the Trust Agreement. Such indemnity shall include payment from the Trust of the costs and expenses incurred by such indemnified party in defending itself against any claim or liability in its capacity as Sponsor. Any amounts payable to an indemnified party may be payable in advance or shall be secured by a lien on the Trust. The Sponsor may, in its discretion, undertake any action that it may deem necessary or desirable in respect of the Trust Agreement and the interests of the Shareholders and, in such event, the legal expenses and costs of any such actions shall be expenses and costs of the Trust and the Sponsor shall be entitled to be reimbursed therefor by the Trust.

Fiduciary and Regulatory Duties of the Sponsor

The Sponsor is not effectively subject to the duties and restrictions imposed on “fiduciaries” under both statutory and common law. Rather, the general fiduciary duties that would apply to the Sponsor are defined and limited in scope by the Trust Agreement.

Under Delaware law, a Shareholder may bring a derivative action if the Shareholder is a Shareholder at the time the action is brought and either (i) was a Shareholder at the time of the transaction at issue; or (ii) acquired the status of Shareholder by operation of law or the Trust’s governing instrument from a person who was a Shareholder at the time of the transaction at issue. Additionally, Section 3816(e) of the DSTA specifically provides that “a beneficial owner’s right to bring a derivative action may be subject to such additional standards and restrictions, if any, as are set forth in the governing instrument of the statutory trust, including, without limitation, the requirement that beneficial owners owning a specified beneficial interest in the statutory trust join in the bringing of the derivative action.” The Trust Agreement provides that in addition to any other requirements of applicable law, no Shareholder shall have the right, power or authority to bring or maintain a derivative action, suit or other proceeding on behalf of the Trust unless two or more Shareholders who (i) are not affiliates of one another; and (ii) collectively hold at least 10% of the outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding.

This provision does not apply to derivative actions brought in the name of the Trust under the federal securities laws and the rules and regulations thereunder. The Sponsor is not aware of any reason to believe that Section 7.4 of the Trust Agreement is not enforceable under state or federal law. Although the Court of Chancery of Delaware has stated that “[t]he DSTA is enabling in nature and, as such, permits a trust through its declarations of trust to delineate additional standards and requirements with which a stockholder-plaintiff must comply to proceed derivatively in the name of the trust.” Hartsel v. Vanguard Group., Inc., Del. Ch. June 15, 2011, there is limited case law addressing the enforceability of provisions similar to Section 7.4. As such, it is possible that this provision would not be enforced by a court in another jurisdiction or under other circumstances.

Beneficial owners may have the right, subject to certain legal requirements, to bring class actions in federal court to enforce their rights under the federal securities laws and the rules and regulations promulgated thereunder by the SEC. Beneficial owners who have suffered losses in connection with the purchase or sale of their beneficial interests may be able to recover such losses from the Sponsor where the losses result from a violation by the Sponsor of the anti-fraud provisions of the federal securities laws.

Actions Taken to Protect the Trust

The Sponsor may, in its own discretion, prosecute, defend, settle or compromise actions or claims at law or in equity that it considers necessary or proper to protect the Trust or the interests of the Shareholders. The expenses incurred by the Sponsor in connection therewith (including the fees and disbursements of legal counsel) are expenses of the Trust and are deemed to be Extraordinary Expenses. The Sponsor is entitled to be reimbursed for the Extraordinary Expenses.

Successor Sponsors

If the Sponsor is adjudged bankrupt or insolvent, the Sponsor may terminate and liquidate the Trust and distribute its remaining assets in the Sponsor’s capacity as liquidating trustee.

The Trustee

The Trustee is a fiduciary under the Trust Agreement and must satisfy the requirements of Section 3807 of the DSTA. However, the fiduciary duties, responsibilities and liabilities of the Trustee are limited by, and are only those specifically set forth in, the Trust Agreement.

Limitation on Trustee’s Liability

Under the Trust Agreement, the Sponsor has exclusive control of the management of all aspects of the activities of the Trust and the Trustee has only nominal duties and liabilities to the Trust. The Trustee is appointed to serve as the trustee for the sole purpose of satisfying Section 3807(a) of the DSTA, which requires that the Trust have at least one trustee with a principal place of business in the State of Delaware. The duties of the Trustee are limited to (i) accepting legal process served on the Trust in the State of Delaware; and (ii) the execution of any certificates required to be filed with the Delaware Secretary of State which the Trustee is required to execute under the DSTA.

To the extent the Trustee has duties (including fiduciary duties) and liabilities to the Trust or the Shareholders under the DSTA, such duties and liabilities are replaced by the duties and liabilities of the Trustee expressly set forth in the Trust Agreement. The Trustee has no obligation to supervise, nor will it be liable for, the acts or omissions of the Sponsor, Custodian or any other person. Neither the Trustee, either in its capacity as trustee or in its individual capacity, nor any director, officer or controlling person of the Trustee is, or has any liability as, the issuer, director, officer or controlling person of the issuer of Shares. The Trustee’s liability is limited solely to the express obligations of the Trustee as set forth in the Trust Agreement.

Under the Trust Agreement, the Sponsor has the exclusive management, authority and control of all aspects of the activities of the Trust. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. The existence of a trustee should not be taken as an indication of any additional level of management or supervision over the Trust. The Trust Agreement provides that the management authority with respect to the Trust is vested directly in the Sponsor. The Trust Agreement provides that the Trustee is not responsible or liable for the genuineness, enforceability, collectability, value, sufficiency, location or existence of any of the Bitcoin or other assets of the Trust.

Possible Repayment of Distributions Received by Shareholders; Indemnification by Shareholders

The Shares are limited liability investments. Investors may not lose more than the amount that they invest plus any profits recognized on their investment. Although it is unlikely, the Sponsor may, from time to time, make distributions to the Shareholders. However, Shareholders could be required, as a matter of bankruptcy law, to return to the estate of the Trust any distribution they received at a time when the Trust was in fact insolvent or in violation of its Trust Agreement. In addition, the Trust Agreement provides that Shareholders will indemnify the Trust for any harm suffered by it as a result of Shareholders’ actions unrelated to the activities of the Trust.

The foregoing repayment of distributions and indemnity provisions (other than the provision for Shareholders indemnifying the Trust for taxes imposed upon it by a state, local or foreign taxing authority, which is included only as a formality due to the fact that many states do not have statutory trust statutes, and therefore the tax status of the Trust in such states might, theoretically, be challenged) are commonplace in statutory trusts and limited partnerships.

Indemnification of the Trustee

The Trustee and any of the officers, directors, employees and agents of the Trustee shall be indemnified by the Trust as primary obligor and held harmless against any loss, damage, liability, claim, action, suit, cost, expense, disbursement (including the reasonable fees and expenses of counsel), tax or penalty of any kind and nature whatsoever, arising out of, imposed upon or asserted at any time against such indemnified person in connection with the performance of its obligations under the Trust Agreement, the creation, operation or termination of the Trust or the transactions contemplated therein; provided, however, that neither shall the Trust be required to indemnify any such indemnified person for any such expenses which are a result of the willful misconduct, bad faith or gross negligence of such indemnified person.

Holding of Trust Property

The Trust holds and records the ownership of the Trust’s assets in a manner such that it is owned for the benefit of the Shareholders for the purposes of, and subject to and limited by the terms and conditions set forth in, the Trust Agreement. Other than issuance of the Shares, the Trust does not create, incur or assume any indebtedness or borrow money from or loan money to any person. The Trustee may not commingle its assets with those of any other person. Neither the Trust, the Sponsor, nor any other entity is permitted to lend, pledge, hypothecate or rehypothecate any of the Trust’s assets.

The Trustee may employ agents, attorneys, accountants, auditors and nominees and will not be answerable for the conduct or misconduct of any such custodians, agents, attorneys or nominees if such custodians, agents, attorneys and nominees have been selected with reasonable care.

Resignation, Discharge or Removal of Trustee; Successor Trustees

The Trustee may resign as Trustee by written notice of its election to do so, delivered to the Sponsor with at least 60 days’ notice. The Sponsor may remove the Trustee in its discretion. If the Trustee resigns or is removed, the Sponsor, acting on behalf of the Shareholders, shall appoint a successor trustee. The successor Trustee will become fully vested with all of the rights, powers, duties and obligations of the outgoing Trustee.

Governing Law

The Trust Agreement and the rights of the Sponsor, Trustee, and Shareholders under the Trust Agreement are governed by the laws of the State of Delaware.

Federal Income Tax Considerations

The following is a discussion of certain U.S. federal income tax consequences that generally apply to the purchase, ownership and disposition of Shares for Shareholders. The discussion below is based on the Code, Treasury Regulations promulgated thereunder and judicial and administrative interpretations of the Code, all as in effect on the date of this Annual Report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including, but not limited to, banks, financial institutions, insurance companies, regulated investment companies, real estate investment trusts, U.S. Tax-Exempt Shareholders (as defined below) who acquire their Shares with acquisition indebtedness tax-exempt or tax-advantaged retirement plans or accounts, brokers or dealers, traders, partnerships or S corporations for U.S. federal income tax purposes, persons holding Shares as a position in a “hedging,” “straddle,” “conversion,” “constructive sale” or other integrated transaction for U.S. federal income tax purposes, persons whose “functional currency” is not the U.S. dollar, persons required for U.S. federal income tax purposes to accelerate the recognition of any item of gross income with respect to the Shares as a result of such income being recognized on an applicable financial statement, or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who hold Shares as “capital assets” (generally, property held for investment). Moreover, the discussion below does not address the effect of any state, local or foreign tax, or any U.S. federal non-income tax law consequences that may apply to an investment in Shares, or the Medicare contribution tax imposed on certain net investment income. Purchasers of Shares are urged to consult their own tax advisers with respect to all U.S. federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.

For purposes of this discussion, a “U.S. Shareholder” is a Shareholder that is (or is treated as), for U.S. federal income tax purposes:

●	an individual who is a citizen or resident of the United States;

●	a corporation created or organized in or under the laws of the United States, any state thereof or the District of Columbia;

●	an estate, the income of which is includible in gross income for U.S. federal income tax purposes regardless of its source; or

●	a trust, if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust.

For purposes of this discussion, a “U.S. Tax-Exempt Shareholder” is a U.S. Shareholder that is exempt from tax under Section 501(a) of the Code.

For purposes of this discussion, a “Non-U.S. Shareholder” is a Shareholder that is (or is treated as), for U.S. federal income tax purposes:

●	a non-resident alien individual;

●	a foreign corporation; or

●	an estate or trust whose income is not subject to U.S. federal income tax on a net income basis.

If an entity or arrangement treated as a partnership for U.S. federal income tax purposes holds Shares, the tax treatment of a partner generally depends upon the status of the partner and the activities of the partnership. If you are a partner of a partnership holding Shares, the discussion below may not be applicable and we urge you to consult your own tax adviser for the U.S. federal income tax implications of the purchase, ownership and disposition of such Shares.

Taxation of the Trust

The Sponsor treats the Trust as a “grantor trust” for U.S. federal income tax purposes. Although not free from doubt, due to the lack of directly governing authority, the Trust should be classified as a “grantor trust” for U.S. federal income tax purposes (and the following discussion assumes such classification). If the Trust is properly treated as a grantor trust for U.S. federal income tax purposes, the Trust itself should not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses should “flow through” to the Shareholders, and the Trustee reports the Trust’s income, gains, losses and deductions to the IRS on that basis. It is possible that the IRS or another tax authority could assert a position contrary to one or all of those conclusions and that a court could sustain that contrary position. Neither the Sponsor nor the Trustee intends to request a ruling from the IRS with respect to the classification of the Trust for U.S. federal income tax purposes or with respect to any other matter. If the IRS were to assert successfully that the Trust is not classified as a “grantor trust,” the Trust would likely be classified as either a partnership for U.S. federal income tax purposes, in which case there might be different timing or other tax consequences to the Shareholders, or as a publicly traded partnership that would be taxable as a corporation for U.S. federal income tax purposes, in which case the Trust would be taxed in the same manner as a regular corporation on its taxable income and distributions to Shareholders out of the earnings and profits of the Trust generally would be taxed to Shareholders as ordinary dividend income (which may be eligible for preferential rates, in the case of non-corporate taxpayers, or a dividends received deduction, in the case of corporate taxpayers). However, due to the uncertain treatment of digital currency for U.S. federal income tax purposes, there can be no assurance in this regard. Except as otherwise indicated, the remainder of this discussion assumes that the Trust is classified as a grantor trust for U.S. federal income tax purposes.

Uncertainty Regarding the U.S. Federal Income Tax Treatment of Digital Currency

As stated above, in 2014, the IRS released the Notice discussing certain aspects of the treatment of “convertible virtual currency” (that is, digital currency that has an equivalent value in fiat currency or that acts as a substitute for fiat currency) for U.S. federal income tax purposes. The IRS stated in the Notice that such digital currency (i) is “property” (ii) is “not treated as currency” for purposes of the Code rules relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the IRS released the Ruling & FAQs that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital currencies are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital currency. However, the Notice and the Ruling & FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital currencies. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions. The IRS and Treasury department have also released the Regulations. The Regulations provide guidance with respect to the calculation of gain or loss and the basis of digital assets under Section 1001 and 1012 of the Code.

The Existing IRS Guidance, however, does not address other significant aspects of the U.S. federal income tax treatment of digital currencies, including: (i) whether convertible virtual currencies are properly treated as “commodities” for U.S. federal income tax purposes; (ii) whether convertible virtual currencies are properly treated as “collectibles” for U.S. federal income tax purposes; and (iii) the proper method of determining a holder’s holding period for convertible virtual currencies acquired at different times or at varying prices. The uncertainty surrounding the U.S. federal income tax treatment of digital currencies and other digital assets could affect the performance of the Trust. Moreover, there continues to be uncertainty with respect to the timing and amount of the income inclusions from the receipt of digital assets.

There can be no assurance that the IRS will not alter its position with respect to digital currencies in the future or that a court would uphold the treatment set forth in the Existing IRS Guidance. It is also unclear what additional guidance on the treatment of digital currencies for U.S. federal income tax purposes may be issued in the future. Any such alteration of the current IRS positions or additional guidance could result in adverse tax consequences for Shareholders and could have an adverse effect on the prices of digital currencies, including the price of Bitcoin in the Bitcoin markets, and therefore could have an adverse effect on the value of Shares. Future developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes.

Taxation of U.S. Shareholders

Shareholders are treated, for U.S. federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held in the Trust. Except with respect to redemptions discussed below, Shareholders also are treated as if they directly received their respective pro rata shares of the Trust’s income, if any, and as if they directly incurred their respective pro rata shares of the Trust’s expenses. For purposes of this discussion, and unless stated otherwise, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their own tax advisers as to the determination of the tax basis and holding period for the underlying Bitcoin related to such Shares.

Current IRS guidance on the treatment of convertible virtual currencies classifies Bitcoin as “property” that is not currency for U.S. federal income tax purposes and clarifies that Bitcoin could be held as a capital asset, but it does not address several other aspects of the U.S. federal income tax treatment of Bitcoin. Because Bitcoin is a recent technological innovation, the U.S. federal income tax treatment of Bitcoin or transactions relating to investments in Bitcoin may evolve and change from those discussed below, possibly with retroactive effect. In this regard, the IRS indicated that it has made it a priority to issue additional guidance related to the taxation of virtual currency transactions, such as transactions involving Bitcoin. While it has started to issue such additional guidance, whether any future guidance will adversely affect the U.S. federal income tax treatment of an investment in Bitcoin or in transactions relating to investments in Bitcoin is unknown. Moreover, future developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes. This discussion assumes that any Bitcoin the Trust may hold is properly treated for U.S. federal income tax purposes as property that may be held as a capital asset and is not currency for purposes of the provisions of the Code relating to foreign currency gain and loss.

The Trust sells or uses Bitcoin to pay certain expenses of the Trust or to fund cash redemptions, though the Trust does not intend to sell Bitcoin for other purposes. If the Trust sells Bitcoin (for example to generate cash to pay fees or expenses) or is treated as selling Bitcoin (for example by using Bitcoin to pay fees or expenses), a Shareholder generally recognizes gain or loss in an amount equal to the difference between (a) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale and (b) the Shareholder’s tax basis for its pro rata share of the Bitcoin that was sold. A Shareholder’s tax basis for its share of any Bitcoin sold by the Trust should generally be determined by multiplying the Shareholder’s total basis for its share of all of the Bitcoin held in the Trust immediately prior to the sale, by a fraction the numerator of which is the amount of Bitcoin sold, and the denominator of which is the total amount of the Bitcoin held in the Trust immediately prior to the sale. After any such sale, a Shareholder’s tax basis for its pro rata share of the Bitcoin remaining in the Trust should be equal to its tax basis for its share of the total amount of the Bitcoin held in the Trust immediately prior to the sale, less the portion of such basis allocable to its share of the Bitcoin that was sold.

Upon a Shareholder’s sale of some or all of its Shares (other than a redemption), the Shareholder is treated as having sold the portion or all, respectively, of its pro rata share of the Bitcoin held in the Trust at the time of the sale that is attributable to the Shares sold. Accordingly, the Shareholder generally recognizes gain or loss on the sale in an amount equal to the difference between (a) the amount realized pursuant to the sale of the Shares, and (b) the Shareholder’s tax basis for the portion of its pro rata share of the Bitcoin held in the Trust at the time of sale that is attributable to the Shares sold, as determined in the manner described in the preceding paragraph. Based on current IRS guidance, such gain or loss (as well as any gain or loss realized by a Shareholder on account of the Trust selling Bitcoin) is generally a long-term or short-term capital gain or loss, depending upon whether the Shareholder has a holding period of greater than one year in its pro rata share of the Bitcoin that was sold.

Gains or losses from the sale of Bitcoin to fund cash redemptions are treated as incurred by the Shareholder that is being redeemed, and the amount of such gain or loss generally equals the difference between (a) the amount realized pursuant to the sale of the Bitcoin, and (b) the Shareholder’s tax basis for the portion of its pro rata share of the Bitcoin held in the Trust that is sold to fund the redemption, as determined in the manner described in the paragraph that is two paragraphs above this one. A redemption of some or all of a Shareholder’s Shares in exchange for the cash received from such sale is not treated as a separate taxable event to the Shareholder.

An in-kind redemption of some or all of a Shareholder’s Shares in exchange for the underlying Bitcoin represented by the Shares redeemed is generally not a taxable event to the Shareholder. The Shareholder’s tax basis for the Bitcoin received in the in-kind redemption is generally the same as the Shareholder’s tax basis for the portion of its pro rata share of the Bitcoin held in the Trust immediately prior to the in-kind redemption that is attributable to the Shares redeemed. The Shareholder’s holding period with respect to the Bitcoin received generally should include the period during which the Shareholder held the Shares redeemed in kind. A subsequent sale of the Bitcoin received by the Shareholder is generally a taxable event, unless a nonrecognition provision of the Code or Treasury Regulations applies to such sale.

After any sale or redemption of less than all of a Shareholder’s Shares, the Shareholder’s tax basis for its pro rata share of the Bitcoin held in the Trust immediately after such sale or redemption is generally equal to its tax basis for its share of the total amount of the Bitcoin held in the Trust immediately prior to the sale or redemption, less the portion of such basis which is taken into account in determining the amount of gain or loss recognized by the Shareholder upon such sale or redemption for money or, in the case of an in-kind redemption, that is treated as the basis of the Bitcoin received by the Shareholder in the redemption.

If a hard fork occurs in the Bitcoin blockchain, the Trust could temporarily hold both the original Bitcoin and the alternative new asset as the Sponsor determines, in its sole discretion, which asset it believes is generally accepted as Bitcoin. The other asset will be treated as an Incidental Right and/or IR Virtual Currency, in accordance with the procedures specified herein. The IRS has held that a hard fork resulting in the creation of new units of cryptocurrency is a taxable event giving rise to ordinary income. The receipt, distribution and/or sale of the new alternative asset may cause Shareholders to incur a U.S. federal income tax liability. While the IRS has not addressed all situations in which airdrops occur, it is clear from the reasoning of the IRS’s current guidance that it generally would treat an airdrop as a taxable event giving rise to ordinary income, and it is anticipated that any gain or loss from disposition of any assets received in the airdrop would generally be treated as giving rise to capital gain or loss that generally would be short-term capital gain or loss, unless the holding period of those assets were treated as being greater than one year as of the time they are sold. If in consultation with legal advisors and tax consultants, the Trust determines that the IR Virtual Currency is, or is likely to be deemed, a security under federal or state securities laws or cause the Trust to lose its status as an investment trust classified as a grantor trust for federal income tax purposes, the Sponsor will cause the Trust to permanently and irrevocably abandon any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future. However, there can be no assurance that these abandonments would be treated as effective for U.S. federal income tax purposes, or that the Sponsor will continue to cause the Trust to permanently and irrevocably abandon any Incidental Rights and IR Virtual Currency if there are future regulatory developments that would make it feasible for the Trust to retain those assets.

Brokerage Fees and Trust Expenses

Any brokerage, financing or other transaction fee incurred by a Shareholder in purchasing Shares is treated as part of the Shareholder’s tax basis in the underlying assets of the Trust. Similarly, any brokerage fee incurred by a Shareholder in selling Shares reduces the amount realized by the Shareholder with respect to the sale. It is also possible that, based on the mechanics associated with redemptions, a Shareholder may recognize some amount of income, expense, gain or loss in connection with redemptions of other Shareholders, based on differences between the prices at which Shares generally are redeemed and the actual prices at which the Trust sells Bitcoin.

Shareholders are required to recognize the full amount of gain or loss upon a sale or deemed sale of Bitcoin by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Sponsor to pay Trust expenses. Shareholders may deduct their respective pro rata shares of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust as miscellaneous itemized deductions. An individual may not deduct miscellaneous itemized deductions.

Investment by U.S. Tax-Exempt Shareholders

Individual retirement accounts (“IRAs”) and participant-directed accounts under tax-qualified retirement plans are limited in the types of investments they may make under the Code. Potential purchasers of Shares that are IRAs or participant-directed accounts under a Code Section 401(a) plan should consult with their own tax advisors as to the ability to purchase Shares and the tax consequences of a purchase of Shares.

Taxation of U.S. Tax-Exempt Shareholders

Income recognized by U.S. Tax-Exempt Shareholders is generally exempt from U.S. federal income tax except to the extent of such Shareholders’ UBTI. UBTI is defined generally as income from a trade or business regularly carried on by a tax-exempt entity that is unrelated to the entity’s exempt purpose. Dividends, interest and, with certain exceptions, gains or losses from the sale, exchange or other disposition of property are generally excluded from UBTI (so long as not derived from debt-financed property). When a U.S. Tax-Exempt Shareholder owns an interest in a grantor trust, such as the Trust, the activities of the Trust (and any pass-through entities or disregarded entities in which the Trust owns an interest) are attributed to the U.S. Tax-Exempt Shareholder for purposes of determining whether such Shareholder’s share of income is of the grantor trust UBTI.

The Trust’s investments and activities relating thereto may cause a U.S. Tax-Exempt Shareholder to realize UBTI. In the absence of any guidance on the matter, a U.S. Tax-Exempt Shareholder’s share of income from a fork, airdrop, or similar event may be treated as UBTI. If the Trust were to incur liabilities, and thus, be treated as holding property constituting debt-financed property (generally, assets purchased with borrowed funds), income attributable to such property generally would constitute UBTI.

UBTI generally is separately calculated for each trade or business of a U.S. Tax-Exempt Shareholder. Thus, a U.S. Tax Exempt Shareholder generally cannot use deductions relating to one trade or business to offset income from another trade or business.

A U.S. private foundation considering an investment should be aware that, if such a foundation acquires a sufficiently large number of Shares, such Shares could become an “excess business holding” that could subject the foundation to a U.S. excise tax. A private foundation should consult its tax advisors regarding the excess business holdings provisions of the Code and other respects in which the provisions of Chapter 42 of the Code could affect the consequences to such foundation of acquiring and holding Shares.

Prospective investors who are U.S. Tax Exempt Shareholders should consult their tax advisors with respect to the U.S. federal income tax consequences of an investment in Shares.

Taxation of Non-U.S. Shareholders

The Trust does not expect (though no assurance can be given) to be treated as engaged in a trade or business within the United States or recognize income that is treated as “effectively connected” with the conduct of a trade or business in the United States (“ECI”). However, while it is unlikely that any income that the Trust might recognize as a result of a fork, airdrop or similar event would give rise to effectively connected income, there has been no guidance as to how such events may be treated. Therefore, there can be no assurance that the Trust will not be treated as engaged in a U.S. trade or business or will not otherwise generate income treated as effectively connected with a U.S. trade or business for U.S. federal income tax purposes.

Provided that the Trust is not engaged in the conduct of a U.S. trade or business, and that it does not otherwise generate income treated as effectively connected with a U.S. trade or business, the U.S. federal income tax liability of a Non-U.S. Shareholder with respect to that Shareholder’s Shares are generally limited to withholding tax on certain gross income from U.S. sources (if any) generated by the Trust.

A Non-U.S. Shareholder’s allocable share of U.S. source dividend, interest, rental and other “fixed or determinable annual or periodical gains, profits and income” (“FDAP”) that is not ECI is generally subject to U.S. federal withholding tax at a rate of 30% (unless reduced or eliminated by an applicable income tax treaty or statutory exemption). There is currently no guidance as to whether income recognized by the Trust as a result of a fork, airdrop or similar event would constitute U.S. source FDAP.

A Non-U.S. Shareholder resident in a jurisdiction with which the U.S. has an income tax treaty may be entitled to the benefits of that treaty in order to reduce or eliminate the 30% U.S. withholding tax with respect to that Shareholder’s distributive share of income that the Trust treats as U.S.-source FDAP if under the laws of that non-U.S. jurisdiction, the Trust is treated as tax-transparent and certain other conditions are met. In order to secure the benefits of an applicable income tax treaty through a reduction or elimination of withholding, Non-U.S. Shareholders are generally required to certify their non-U.S. status by providing the Trust with an executed IRS Form W-8BEN or W-8BEN-E. However, if a Non-U.S. Shareholder fails to provide such IRS Forms, the Trust intends to withhold at a full 30% rate on any Non-U.S. Shareholder’s share of U.S.-source FDAP, in which case the Non-U.S. Shareholder must file a refund claim with the IRS in order to obtain the benefit of a reduced rate or exemption.

If the proper amounts are withheld and remitted to the U.S. government and the Trust does not recognize ECI, Non-U.S. Shareholders that are individuals or corporations are generally not required to file U.S. federal income tax returns or pay additional U.S. federal income taxes solely as a result of their investments in the Trust (though Non-U.S. Shareholders treated as trusts for U.S. federal income purposes are subject to special rules).

If the Trust is treated as a partnership (for U.S. federal income tax purposes), a Non-U.S. Shareholder is treated as disposing of Shares, and any portion of the gain realized on the disposition would be treated as ECI, such Shares may be subject to a withholding tax equal to 10% of the amount realized on the disposition (subject to reduction or elimination in certain circumstances). Non-U.S. Shareholders are urged to consult with their tax advisers regarding the application of this withholding tax.

If the Trust is treated as having any ECI (or any portion of the gain realized on a Non-U.S. Shareholder’s disposition of Shares is treated as ECI), then if such Non-U.S. Shareholder is treated as a corporation, it may also be subject to U.S. federal branch profits tax on its effectively connected earnings and profits (which, with respect to the Shares, would generally be such Non-U.S. Shareholder’s share of ECI from such Shares, reduced by deductions taken into account by the Shareholder in computing its ECI, and further reduced by the U.S. federal income taxes imposed on such ECI). U.S. federal branch profits tax is generally imposed at a 30% rate, though it may be reduced under the Code or pursuant to an applicable income tax treaty.

United States Information Reporting and Backup Withholding

The Trustee files certain information returns with the IRS, and provides certain tax-related information to Shareholders, in connection with the Trust. To the extent required by applicable regulations, each Shareholder is provided with information regarding its allocable portion of the Trust’s annual income, expenses, gains and losses (if any). U.S. Shareholders generally may comply with these identification procedures by providing the Trust with a duly completed and executed IRS Form W-9 (Request for Taxpayer Identification Number and Certification). Non-U.S. Shareholders generally may comply with these identification procedures by providing the Trust with the relevant IRS Form W-8, duly completed and executed. Shareholders may be required to satisfy certain information reporting or certification requirements, e.g., those imposed by the “Foreign Account Tax Compliance Act” or “FATCA,” to avoid certain information reporting and withholding tax requirements.

The amount of any backup withholding is allowed as a credit against a Shareholder’s U.S. federal income tax liability and may entitle the Shareholder to a refund, provided that the required information is furnished to the IRS in a timely manner.

FATCA

As discussed above, it is unclear whether any ordinary income recognized by a non-U.S. Holder as a result of a fork, airdrop or similar occurrence or staking would constitute U.S.-source FDAP income. Provisions of the Code commonly referred to as “FATCA” require withholding of 30% on payments of U.S.-source FDAP income and, subject to the discussion of proposed U.S. Treasury regulations below, of gross proceeds of dispositions of certain types of property that produce U.S.-source FDAP income to, “foreign financial institutions” (which is broadly defined for this purpose and in general includes investment vehicles) and certain other non-U.S. entities unless various U.S. information reporting and due diligence requirements (generally relating to ownership by U.S. persons of interests in or accounts with those entities) have been satisfied, or an exemption applies. An intergovernmental agreement between the United States and an applicable foreign country may modify these requirements. In addition, regulations proposed by the U.S. Treasury Department (the preamble to which indicates that taxpayers may rely on the regulations pending their finalization) would eliminate the requirement under FATCA of withholding on gross proceeds. If FATCA withholding is imposed, a beneficial owner that is not a foreign financial institution generally may obtain a refund of any amounts withheld by filing a U.S. federal income tax return (which may entail significant administrative burden). Shareholders should consult their tax advisers regarding the effects of FATCA on an investment in the Trust.

PROSPECTIVE SHAREHOLDERS ARE URGED TO CONSULT THEIR TAX ADVISERS TO DISCUSS ALL TAX CONSIDERATIONS THAT MAY BE RELEVANT TO THEM ASSOCIATED WITH ANY PURCHASE, HOLDING, SALE, REDEMPTION OR OTHER DEALING IN THE SHARES BEFORE DECIDING WHETHER TO INVEST IN THE SHARES.

ERISA and Related Considerations

ERISA and Section 4975 of the Code impose certain requirements on employee benefit plans and certain other plans and arrangements, including IRAs and annuities, Keogh plans, and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, that are subject to ERISA and/or Section 4975 of the Code (collectively, “Plans”), and on persons who are fiduciaries with respect to the investment of Plan assets.

Governmental plans, non-U.S. plans and certain church plans (collectively, “Non-ERISA Arrangements”) are not subject to the fiduciary responsibility or prohibited transaction provisions of ERISA or Section 4975 of the Code, but may be subject to similar rules under other federal, state, local, non-U.S. or other applicable laws (“Similar Laws”).

General Fiduciary Matters

In contemplating an investment of a portion of Plan assets in Shares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan, the risks discussed in this Annual Report, and whether such investment is consistent with its fiduciary responsibilities, including, but not limited to (i) whether the fiduciary has the authority to make the investment under the appropriate governing plan instrument, (ii) whether the investment would constitute a direct or indirect non-exempt prohibited transaction under ERISA or the Code, (iii) the Plan’s funding objectives, and (iv) whether under the general fiduciary standards of investment prudence and diversification such investment is appropriate for the Plan, taking into account the overall investment policy of the Plan, the composition of the Plan’s investment portfolio and the Plan’s need for sufficient liquidity to pay benefits when due. Fiduciaries of Non-ERISA Arrangements should carefully consider whether an investment in Shares would violate any applicable Similar Laws.

Plan Asset Issues

Under the U.S. Department of Labor’s regulations in Section 2510.3-101, as amended by Section 3(42) of ERISA (the “Plan Asset Regulations”), if a Plan invests in an equity interest of an entity that is “a publicly-offered security,” the entity will not be deemed to hold “plan assets” subject to ERISA, and a party managing the assets of such entity will not be subject to the fiduciary responsibility and prohibited transaction rules of ERISA and Section 4975 of the Code. A “publicly-offered security” is a security that is freely transferable, part of a class of securities that is widely held, and is either (i) part of a class of securities registered under Section 12(b) or 12(g) of the Exchange Act or (ii) sold to the plan as part of an offering of securities to the public pursuant to an effective registration statement under the Securities Act and the class of securities of which such security is a part is registered under the Exchange Act within 120 days (or such later time as may be allowed by the SEC) after the end of the fiscal year of the issuer during which the offering of such securities to the public occurred. Whether a security is “freely transferable” is a factual question determined on the basis of facts and circumstances. A class of securities is “widely-held” if it is a class of securities that is owned by 100 or more investors independent of the issuer and of one another. It is anticipated that the Shares constitute “publicly-offered securities” as defined in the Plan Asset Regulations, because the Shares (i) are being timely registered under the Exchange Act, (ii) should be considered “freely transferable” because they may be freely bought and sold on the Listing Exchange, and (iii) should be considered “widely held” because they are owned by at least 100 investors independent of the Trust and of each other. Accordingly, only Shares held by a Plan, and not the underlying Bitcoin held in the Trust represented by the Shares, should be treated as assets of the Plan, for purposes of applying the fiduciary responsibility and prohibited transaction rules of ERISA and the Code.

Investment by Certain Retirement Plans

IRAs and participant-directed accounts under tax-qualified retirement plans are limited in the types of investments they may make under the Code. Potential purchasers of Shares that are IRAs or participant-directed accounts under a Code Section 401(a) plan should consult with their own advisors as to the consequences of an investment in Shares.

Ineligible Purchasers

In general, Shares may not be purchased with the assets of a Plan if the Trustee, the Sponsor, the distributor or any of their respective affiliates or employees either: (i) has investment discretion with respect to the investment of such Plan assets; (ii) has authority or responsibility to give or regularly gives investment advice with respect to such Plan assets, for a fee, and pursuant to an agreement or understanding that such advice will serve as a primary basis for investment decisions with respect to such Plan assets and that such advice will be based on the particular investment needs of the Plan; or (iii) is an employer maintaining or contributing to such Plan. A party that is described in clause (i) or (ii) of the preceding sentence is a fiduciary under ERISA and the Code with respect to the Plan, and any such purchase might result in a prohibited transaction under ERISA and/or the Code, unless an exemption is available.

Representation

Accordingly, by acceptance of Shares, each purchaser and subsequent transferee of Shares is deemed to represent and warrant that either (i) no portion of the assets used by such purchaser or transferee to acquire or hold the Shares constitutes assets of any Plan or Non-ERISA Arrangement or (ii) the acquisition, holding and subsequent disposition of the Shares by such purchaser or transferee does not constitute or result in any non-exempt prohibited transaction under Section 406 of ERISA or Section 4975 of the Code or violate any applicable Similar Law.

Certain ERISA Plans may be required to report certain compensation paid by the Trust to the Trust’s service providers on Schedule C to the ERISA Plan’s annual Form 5500. To the extent applicable, any descriptions of such compensation herein are intended to satisfy the disclosure requirements for “eligible indirect compensation” for purposes of the alternative reporting option on Schedule C.

Except as otherwise set forth, the foregoing statements regarding the consequences under ERISA and the Code of an investment in the Trust are based on the provisions of ERISA and the Code as currently in effect, and the existing administrative and judicial interpretations thereunder. No assurance can be given that administrative, judicial or legislative changes will not occur that may make the foregoing statements incorrect or incomplete.

ITEM 1A. RISK FACTORS

The Shares are speculative and involve a high degree of risk. Before making an investment decision, you should consider carefully the risks described below, as well as the other information included in this Annual Report.

Risk Factors Related to Digital Assets

The trading prices of many digital assets, including Bitcoin, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of Bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The trading prices of many digital assets, including Bitcoin, have experienced extreme volatility in recent periods and may continue to do so. These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for Bitcoin. In the 2021-2022 cycle, the price of Bitcoin peaked at $67,734 and bottomed at $15,632, marking a steep 77% drawdown. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout Bitcoin’s history, including in 2011, 2013-2014, and 2017-2018, before repeating again in 2021-2022. Over the course of 2023 and 2024, Bitcoin prices continued to exhibit extreme volatility. After the results of the U.S. presidential election in November 2024, the price of Bitcoin rallied to a then all-time high of over $100,000 in December 2024 based, in part, on the market’s perception that the new presidential administration would be pro-digital assets. During 2025, Bitcoin prices swung between a low of $76,737 to a high of $125,663.

Extreme volatility may persist and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC. In response to these events (collectively, the “2022 Events”), the digital asset markets have experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. These events also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets were to be negatively impacted by similar events in the future, digital asset prices, including Bitcoin, may continue to experience significant volatility or price declines and confidence in the digital asset markets may be undermined. In addition, regulatory and enforcement scrutiny increased as a result of such events, including from, among others, the Department of Justice, the SEC, the CFTC, the White House and Congress, as well as state regulators and authorities. It is not possible to predict all of the risks of past or future events that may result in a loss of confidence in the digital asset ecosystem and/or expose the Trust, its service providers or the digital asset industry as a whole to extreme price volatility.

The value of Bitcoin as represented by the Index may also be subject to momentum pricing due to speculation regarding future appreciation in value, leading to greater volatility that could adversely affect the value of the Shares. Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for future appreciation in value, if any. The Sponsor believes that momentum pricing of Bitcoin has resulted, and may continue to result, in speculation regarding future appreciation in the value of Bitcoin, inflating and making the Index more volatile. As a result, Bitcoin may be more likely to fluctuate in value due to changing investor confidence, which could impact future appreciation or depreciation in the Index and could adversely affect the value of the Shares.

Market participants may also act based on perceptions that digital assets are subject to a more favorable regulatory environment compared to that of traditional financial instruments. False perceptions about the regulatory oversight of Bitcoin may contribute to increased speculative interest, elevated trading volumes and inflated valuations.

Extreme volatility in the future, including further declines in the trading prices of Bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. The Trust is not actively managed and does not take any actions to take advantage, or mitigate the impacts, of volatility in the price of Bitcoin.

The value of the Shares is subject to a number of factors relating to the fundamental investment characteristics of Bitcoin as a digital asset, including the fact that digital assets are bearer instruments and loss, theft, or compromise of the associated private keys could result in permanent loss of the asset, and the capabilities and development of blockchain technologies such as the Bitcoin blockchain.

Digital assets such as Bitcoin were only introduced within the past 16 years, and the value of the Shares is subject to a number of factors over time relating to the capabilities and development of blockchain technologies, such as the recentness of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers and miners and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

●	Digital asset networks, including the Bitcoin network, and the software used to operate them are in the early stages of development. Given the recentness of the development of digital asset networks, digital assets may not function as intended and parties may be unwilling to use digital assets, which would dampen the growth, if any, of digital asset networks. Because Bitcoin is a digital asset, the value of the Shares is subject to a number of factors relating to the fundamental investment characteristics of digital assets, including the fact that digital assets are bearer instruments and loss, theft, compromise, or destruction of the associated private keys could result in permanent loss of the asset.

●	Digital assets, including Bitcoin, are controllable only by the possessor of both the unique public key and private key or keys relating to the Bitcoin network address, or “wallet,” at which the digital asset is held. Private keys must be safeguarded and kept private in order to prevent a third-party from accessing the digital asset held in such wallet. The loss, theft, compromise or destruction of a private key required to access a digital asset may be irreversible. If a private key is lost, stolen, destroyed or otherwise compromised and no backup of the private key is accessible, the owner would be unable to access the digital asset corresponding to that private key and the private key will not be capable of being restored by the digital asset network resulting in the total loss of the value of the digital asset linked to the private key.

●	Digital asset networks are dependent upon the internet. A disruption of the internet or a digital asset network, such as the Bitcoin network, would affect the ability to transfer digital assets, including Bitcoin, and, consequently, their value.

●	The acceptance of software patches or upgrades by a significant, but not overwhelming, percentage of the users and miners in a digital asset network, such as the Bitcoin network, could result in a “fork” in such network’s blockchain, including the Bitcoin blockchain, resulting in the operation of multiple separate networks.

●	Governance of the Bitcoin network is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of the Bitcoin network, which may stymie the Bitcoin network’s utility and ability to grow and face challenges. In particular, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems on the Bitcoin network, especially long-term problems.

●	Over the past decade, Bitcoin mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation application specific integrated circuit machines to “professionalized” mining operations using proprietary hardware or sophisticated machines. If the profit margins of Bitcoin mining operations are not sufficiently high, including due to an increase in electricity costs or a decline in the market price of Bitcoin, or if Bitcoin mining operations are unable to arrange alternative sources of financing (e.g., if lenders refuse to make loans to such miners), Bitcoin miners are more likely to immediately sell more Bitcoin than they otherwise would, resulting in an increase in liquid supply of Bitcoin, which would generally tend to reduce Bitcoin’s market price.

●	To the extent that any miners cease to record transactions that do not include the payment of a transaction fee in solved blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Bitcoin blockchain until a block is mined by a miner who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays in the recording of transactions could result in a loss of confidence in a digital asset network.

●	Digital asset mining operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for mining operations. Additionally, miners may be forced to cease operations during an electricity shortage or power outage, or if electricity prices increase where the mining activities are performed.

●	Many digital asset networks, including the Bitcoin network, face significant scaling challenges and may periodically be upgraded with various features designed to increase the speed and throughput of digital asset transactions. These attempts to increase the volume of transactions may not be effective, and such upgrades may fail, resulting in potentially irreparable damage to the Bitcoin network and to the value of Bitcoin.

●	The open-source structure of many digital asset network protocols, such as the protocol for the Bitcoin network, means that developers and other contributors are generally not directly compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular digital asset may lack a financial incentive to maintain or develop the network, or may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with other participants in a particular digital asset network. A failure to properly monitor and upgrade the protocol of the Bitcoin network could damage that network.

●	Moreover, in the past, flaws in the source code for digital assets have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. The cryptography underlying Bitcoin could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. In any of these circumstances, a malicious actor may be able to compromise the security of the Bitcoin network or take the Trust’s Bitcoin, which would adversely affect the value of the Shares. Moreover, functionality of the Bitcoin network may be negatively affected such that it is no longer attractive to users, thereby dampening demand for Bitcoin. Even if another digital asset other than Bitcoin were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

Moreover, because digital assets, including Bitcoin, have been in existence for a short period of time and are continuing to develop, there may be additional risks in the future that are impossible to predict as of the date of this Annual Report.

Digital assets represent a new and rapidly evolving industry, and the value of the Shares depends on the continued acceptance of Bitcoin.

The Bitcoin network was first launched in 2009 and Bitcoin was the first cryptographic digital asset created to gain global adoption and critical mass. Although the Bitcoin network is the most established digital asset network, the Bitcoin network and other cryptographic and algorithmic protocols governing the issuance of digital assets represent a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

●	Bitcoin has only recently become selectively accepted as a means of payment by retail and commercial outlets, and use of Bitcoin by consumers to pay such retail and commercial outlets remains limited. Banks and other established financial institutions may refuse to process funds for Bitcoin transactions; process wire transfers to or from digital asset platforms, Bitcoin-related companies or service providers; or maintain accounts for persons or entities transacting in Bitcoin. As a result, the price of Bitcoin may be influenced to a significant extent by speculators and miners, thus contributing to price volatility that makes retailers less likely to accept it as a form of payment in the future.

●	Banks may not provide banking services, or may cut off banking services, to businesses that provide digital asset-related services or that accept digital assets as payment, which could dampen liquidity in the market and damage the public perception of digital assets generally or any one digital asset in particular, such as Bitcoin, and their or its utility as a payment system, which could decrease the price of digital assets generally or individually. Further, the lack of availability of banking services could prevent the Trust from being able to complete creations and redemptions of Baskets, the timely liquidation of Bitcoin and withdrawal of assets from the Bitcoin Custodian even if the Sponsor determined that such liquidation was appropriate or suitable, or otherwise disrupt the Trust’s operations.

●	Certain privacy-preserving features have been or are expected to be introduced to digital asset networks, such as the Bitcoin network, and platforms or businesses that facilitate transactions in Bitcoin may be at an increased risk of criminal or civil lawsuits, or of having banking services cut off if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks or facilitate illicit financing or crime.

●	Users, developers and miners may otherwise switch to or adopt certain digital assets at the expense of their engagement with other digital asset networks, which may negatively impact those networks, including the Bitcoin network.

The Trust is not actively managed and does not have any formal strategy relating to the development of the Bitcoin network.

Changes in the governance of a digital asset network may not receive sufficient support from users and miners, which may negatively affect that digital asset network’s ability to grow and respond to challenges.

The governance of decentralized networks, such as the Bitcoin network, is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of any particular decentralized digital asset network, which may stymie such network’s utility and ability to grow and face challenges. The foregoing notwithstanding, the protocols for some decentralized networks, such as the Bitcoin network, are informally managed by a group of core developers that propose amendments to the relevant network’s source code. Core developers’ roles evolve over time, largely based on self-determined participation. If a significant majority of users and miners adopt amendments to a decentralized network based on the proposals of such core developers, such network will be subject to new protocols that may adversely affect the value of the relevant digital asset.

As a result of the foregoing, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems, especially long-term problems, on digital asset networks.

Potential amendments to the Bitcoin network’s protocols and software could, if accepted and authorized by the Bitcoin network community, adversely affect an investment in the Trust.

The Bitcoin network uses a cryptographic protocol to govern the interactions within the Bitcoin network. A loose community known as the core developers has evolved to informally manage the source code for the protocol. Membership in the community of core developers evolves over time, largely based on self-determined participation in the resource section dedicated to Bitcoin on Github.com. The core developers can propose amendments to the Bitcoin network’s source code that, if accepted by miners and users, could alter the protocols and software of the Bitcoin network and the properties of Bitcoin. These alterations would occur through software upgrades, and could potentially include changes to the irreversibility of transactions and limitations on the mining of new Bitcoin, which could undermine the appeal and market value of Bitcoin. Alternatively, software upgrades and other changes to the protocols of the Bitcoin network could fail to work as intended or could introduce bugs, security risks, or otherwise adversely affect, the speed, security, usability, or value of the Bitcoin network or Bitcoin. As a result, the Bitcoin network could be subject to changes to its protocols and software in the future that may adversely affect an investment in the Trust.

The open-source structure of the Bitcoin network protocol means that the core developers and other contributors are generally not directly compensated for their contributions in maintaining and developing the Bitcoin network protocol. A failure to properly monitor and upgrade the Bitcoin network protocol could damage the Bitcoin network and an investment in the Trust.

The Bitcoin network operates based on an open-source protocol maintained by the core developers and other contributors, largely on the GitHub resource section dedicated to Bitcoin development. As Bitcoin is rewarded solely for mining activity and is not sold to raise capital for the Bitcoin network, and the Bitcoin network protocol itself is made available for free rather than sold or made available subject to licensing or subscription fees and its use does not generate revenues for its development team, the core developers are generally not compensated for maintaining and updating the source code for the Bitcoin network protocol. Consequently, there is a lack of financial incentive for developers to maintain or develop the Bitcoin network and the core developers may lack the resources to adequately address emerging issues with the Bitcoin network protocol. Although the Bitcoin network is currently supported by the core developers, there can be no guarantee that such support will continue or be sufficient in the future. For example, there have been recent reports that the number of core developers who have the authority to make amendments to the Bitcoin network’s source code in the GitHub repository is relatively small, although there are believed to be a larger number of developers who contribute to the overall development of the source code of the Bitcoin network. Alternatively, some developers may be funded by entities whose interests are at odds with other participants in the Bitcoin network. In addition, a bad actor could also attempt to interfere with the operation of the Bitcoin network by attempting to exercise a malign influence over a core developer. To the extent that material issues arise with the Bitcoin network protocol and the core developers and open-source contributors are unable to address the issues adequately or in a timely manner, the Bitcoin network and an investment in the Trust may be adversely affected.

Digital asset networks face significant scaling challenges and efforts to increase the volume and speed of transactions may not be successful.

Many digital asset networks, including the Bitcoin network, face significant scaling challenges due to the fact that public blockchains generally face a tradeoff between security and scalability. One means through which public blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization generally means a given digital asset network is less susceptible to manipulation or capture. A digital asset network may be limited in the number of transactions it can process by the capabilities of each single fully participating node.

As corresponding increases in throughput lag behind growth in the use of digital asset networks, average fees and settlement times may increase considerably. For example, the Bitcoin network has been, at times, at capacity, which has led to increased transaction fees. Since January 1, 2025, Bitcoin transaction fees have decreased from $1.53 per Bitcoin transaction, on average, to $0.68 per transaction, on average, on December 31, 2025. Increased fees and decreased settlement speeds could preclude certain uses for Bitcoin (e.g., micropayments), and could reduce demand for, and the price of, Bitcoin, which could adversely impact the value of the Shares.

Many developers are actively researching and testing scalability solutions for public blockchains that do not necessarily result in lower levels of security or decentralization (e.g., off-chain payment channels like the Lightning Network, sharding, or off-chain computations). However, there is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of the Bitcoin network transactions will be effective, or how long these mechanisms will take to become effective, which could adversely impact the value of the Shares.

Digital assets may have concentrated ownership and large sales or distributions by holders of such digital assets could have an adverse effect on the market price of such digital assets.

The largest Bitcoin wallets are believed to hold, in aggregate, a significant percentage of the Bitcoin in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of Bitcoin, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of Bitcoin.

If the digital asset award for mining blocks and transaction fees for recording transactions on the Bitcoin network are not sufficiently high to incentivize miners, or if certain jurisdictions continue to limit mining activities, miners may cease expanding processing power or demand high transaction fees, which could negatively impact the value of Bitcoin and the value of the Shares.

If the digital asset awards for solving blocks and the transaction fees for recording transactions on the Bitcoin network are not sufficiently high to incentivize miners, miners may cease expending processing power to solve blocks and confirmations of transactions on the Bitcoin blockchain could be slowed. A reduction in the processing power expended by miners on the Bitcoin network could increase the likelihood of a malicious actor or botnet obtaining control.

Miners have historically accepted relatively low transaction confirmation fees on most digital asset networks. If miners demand higher transaction fees for recording transactions in the Blockchain or a software upgrade automatically charges fees for all transactions on the Bitcoin network, the cost of using Bitcoin may increase and the marketplace may be reluctant to accept Bitcoin as a means of payment. Alternatively, miners could collude in an anti-competitive manner to reject low transaction fees on the Bitcoin network and force users to pay higher fees, thus reducing the attractiveness of the Bitcoin network. Higher transaction confirmation fees resulting through collusion or otherwise may adversely affect the attractiveness of the Bitcoin network, the value of Bitcoin and the value of the Shares.

If a malicious actor or botnet obtains control of more than 50% of the processing power on the Bitcoin network, or otherwise obtains control over the Bitcoin network through its influence over core developers or otherwise, such actor or botnet could manipulate the Bitcoin blockchain to adversely affect the value of the Shares or the ability of the Trust to operate.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains control of more than 50% of the processing power dedicated to mining on the Bitcoin network, it may be able to alter the Bitcoin blockchain on which transactions in Bitcoin rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could also control, exclude or modify the ordering of transactions. Although the malicious actor or botnet would not be able to generate new tokens or transactions using such control, it could “double-spend” its own tokens (i.e., spend the same tokens in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control. To the extent that such malicious actor or botnet did not yield its control of the processing power on the Bitcoin network or the Bitcoin community did not reject the fraudulent blocks as malicious, reversing any changes made to the Bitcoin blockchain may not be possible. Further, a malicious actor or botnet could create a flood of transactions in order to slow down the Bitcoin network.

Although there are no known reports of malicious activity on, or control of, the Bitcoin network, it is believed that certain mining pools may have exceeded the 50% threshold on the Bitcoin network since the Bitcoin blockchain’s genesis block was mined in 2009, and others have come close. The possible crossing or near-crossing of the 50% threshold indicates a greater risk that a single mining pool could exert authority over the validation of Bitcoin transactions, and this risk is heightened if over 50% of the processing power on the network falls within the jurisdiction of a single governmental authority. Also, there have been reports that two mining pools recently controlled in excess of 50% of the aggregate mining power on the Bitcoin network and may do so now or in the future. If network participants, including the core developers and the administrators of mining pools, do not act to ensure greater decentralization of Bitcoin mining processing power, the feasibility of a malicious actor obtaining control of the processing power on the Bitcoin network will increase, which may adversely affect the value of the Shares. Also, if miners experience financial or other difficulties on a large scale and are unable to participate in mining activities, whether due to a downturn in the Bitcoin market or other factors, the risks of the Bitcoin network becoming more centralized could increase.

A malicious actor may also obtain control over the Bitcoin network through its influence over core developers by gaining direct control over a core developer or an otherwise influential programmer. To the extent that users and miners accept amendments to the source code proposed by the controlled core developer, other core developers do not counter such amendments, and such amendments enable the malicious exploitation of the Bitcoin network, the risk that a malicious actor may be able to obtain control of the Bitcoin network in this manner exists.

A temporary or permanent “fork” could adversely affect the value of the Shares.

The Bitcoin network operates using open-source protocols, meaning that any user can download the software, modify it and then propose that the users and miners of Bitcoin adopt the modification. When a modification is introduced and a substantial majority of users and miners consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users and miners consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork” of the Bitcoin network, with one group running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of Bitcoin running in parallel on separate networks using separate blockchain ledgers, yet lacking interchangeability. For example, in August 2017, Bitcoin “forked” into Bitcoin and a new digital asset, Bitcoin Cash, as a result of a several-year dispute over how to increase the rate of transactions that the Bitcoin network can process.

Forks may also occur as a network community’s response to a significant security breach. For example, in July 2016, Ethereum “forked” into Ethereum and a new digital asset, Ethereum Classic, as a result of the Ethereum network community’s response to a significant security breach in which an anonymous hacker exploited a smart contract running on the Ethereum network to syphon approximately $60 million of ETH held by The DAO, a distributed autonomous organization, into a segregated account. In response to the hack, most participants in the Ethereum community elected to adopt a “fork” that effectively reversed the hack. However, a minority of users continued to develop the original blockchain, with the digital asset on that blockchain now referred to as “Ethereum Classic”. Ethereum Classic now trades on several digital asset platforms. A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users and miners abandoning the digital asset with the flawed software. It is possible, however, that a substantial number of users and miners could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork, as in the case of Ethereum and Ethereum Classic.

In addition, many developers have previously initiated hard forks in the Blockchain to launch new digital assets, such as Bitcoin Gold and Bitcoin Diamond. To the extent such digital assets compete with Bitcoin, such competition could impact demand for Bitcoin and could adversely impact the value of the Shares.

Furthermore, a hard fork can lead to new security concerns. For example, when the Ethereum and Ethereum Classic networks split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum platforms through at least October 2016. An Ethereum platform announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin Satoshi’s Vision networks split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security due to significant amounts of mining power remaining on one network or migrating instead to the new forked network. After a hard fork, it may become easier for an individual miner or mining pool’s hashing power to exceed 50% of the processing power of a digital asset network that retained or attracted less mining power, thereby making digital asset networks that rely on proof-of-work more susceptible to attack.

A hard fork may adversely affect the price of Bitcoin at the time of announcement or adoption. For example, the announcement of a hard fork could lead to increased demand for the prefork digital asset, in anticipation that ownership of the prefork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the prefork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Furthermore, while the Sponsor will, as permitted by the terms of the Trust Agreement, determine which network is generally accepted as the Bitcoin network and should therefore be considered the appropriate network for the Trust’s purposes, there is no guarantee that the Sponsor will choose the network and the associated digital asset that is ultimately the most valuable fork. Either of these events could therefore adversely impact the value of the Shares.

As another example of the effects of hard forks on digital assets, on September 15, 2022, the Ethereum Network completed its merge, moving from a proof-of-work model to a proof-of-stake model. The Ethereum proof-of-work miners who disagreed with the new consensus mechanism forked the network which resulted in the Ethereum proof-of-work network. Ethereum proof-of-work network was driven by a small but vocal group of miners who wished to hold onto revenue as Ethereum switched to proof-of-stake. The vast majority of token holder votes preferred the new proof-of-stake consensus method. There was no material impact on the Ethereum network as a result of the fork. All ether holders were airdropped Ethereum proof-of-work network tokens as a result of the hard fork. However, not all liquidity providers were able to trade the new token and the Ethereum proof-of-work network token almost immediately lost most of its value.

Protocols may also be cloned. Unlike a fork, which modifies an existing blockchain, and results in two competing networks, each with the same genesis block, a “clone” is a copy of a protocol’s codebase, but results in an entirely new blockchain and new genesis block. Tokens are created solely from the new “clone” network and, in contrast to forks, holders of tokens of the existing network that was cloned do not receive any tokens of the new network. A “clone” results in a competing network that has characteristics substantially similar to the network it was based on, subject to any changes as determined by the developer(s) that initiated the clone.

A future fork in the Bitcoin network could adversely affect the value of the Shares or the ability of the Trust to operate.

Shareholders may not receive the benefits of any forks or “airdrops.”

In addition to forks, a digital asset may become subject to a similar occurrence known as an “airdrop.” In an airdrop, the promotors of a new digital asset announce to holders of another digital asset that such holders will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they hold such other digital asset. For example, in March 2017 the promoters of Stellar Lumens announced that anyone that owned Bitcoin as of June 26, 2017 could claim, until August 27, 2017, a certain amount of Stellar Lumens. Airdrops could create operational security, legal or regulatory, or other risks for the Trust, the Sponsor, the Bitcoin Custodian, Authorized Participants, or other entities.

Shareholders may not receive the benefits of any forks, the Trust may not choose, or be able, to participate in an airdrop, and the timing of receiving any benefits from a fork, airdrop or similar event is uncertain. We refer to the right to receive any such benefit as an “Incidental Right” and any such virtual currency (other than Bitcoin) acquired through an Incidental Right as “IR Virtual Currency.” There are likely to be operational, tax, securities law, regulatory, legal and practical issues that significantly limit, or prevent entirely, Shareholders’ ability to realize a benefit, through their interests in the Trust, from any such IR Virtual Currency. For instance, the Bitcoin Custodian may not agree to provide access to the IR Virtual Currency. In addition, the Sponsor may determine that there is no safe or practical way to custody the IR Virtual Currency, or that trying to do so may pose an unacceptable risk to the Trust’s holdings in Bitcoin, or that the costs of taking possession and/or maintaining ownership of the IR Virtual Currency exceed the benefits of owning the IR Virtual Currency. Additionally, laws, regulation or other factors may prevent Shareholders from benefiting from the IR Virtual Currency even if there is a safe and practical way to custody and secure the IR Virtual Currency. For example, it may be illegal to sell or otherwise dispose of the IR Virtual Currency, or there may not be a suitable market into which the IR Virtual Currency can be sold (immediately after the fork or airdrop, or ever).

The Sponsor may also determine, in consultation with its legal advisors and tax consultants, that the IR Virtual Currency is, or is likely to be deemed, a security under federal or state securities laws or cause the Trust to lose its status as an investment trust classified as a grantor trust. In such a case, the Sponsor will irrevocably abandon, as of any date on which the Trust creates Shares, such IR Virtual Currency if holding it would have an adverse effect on the Trust and it would not be practicable to avoid such effect by disposing of the IR Virtual Currency in a manner that would result in Shareholders receiving more than an insignificant value thereof. In making such a determination, the Sponsor will take into account a number of factors, including the definition of a “security” under Section 2(a)(1) of the Securities Act and Section 3(a)(10) of the Exchange Act, SEC v. W.J. Howey Co., 328 U.S. 293 (1946) and the case law interpreting it, as well as reports, orders, press releases, public statements and speeches by the SEC providing guidance on when a digital asset is a “security” for purposes of the federal securities laws.

In the event of a hard fork of the Bitcoin network, the Sponsor will, if permitted by the terms of the Trust Agreement, use its discretion to determine which network should be considered the appropriate network for the Trust’s purposes, and in doing so may adversely affect the value of the Shares.

In the event of a hard fork of the Bitcoin network, the Sponsor will, as permitted by the terms of the Trust Agreement, use its sole discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of the Bitcoin network, is generally accepted as the Bitcoin network and should therefore be considered the appropriate network for the Trust’s purposes. The Sponsor will base its determination on whatever factors it deems relevant, including, but not limited to, the Sponsor’s beliefs regarding expectations of the core developers of Bitcoin, users, services, businesses, miners and other constituencies, as well as the actual continued acceptance of, mining power on, and community engagement with, the Bitcoin network, or whatever other factors it deems relevant. There is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork, and the Sponsor’s decision may adversely affect the value of the Shares as a result. The Sponsor may also disagree with Shareholders, the Bitcoin Custodian, other service providers, the Index Administrator, cryptocurrency platforms, or other market participants on what is generally accepted as Bitcoin and should therefore be considered “Bitcoin” for the Trust’s purposes, which may also adversely affect the value of the Shares as a result.

A hard fork could change the source code to the Bitcoin network, including the 21 million Bitcoin supply cap.

In principle, a hard fork could change the source code for the Bitcoin network, including the source code which limits the supply of Bitcoin to 21 million. Although many observers believe this is unlikely at present, there is no guarantee that the current 21 million supply cap for outstanding Bitcoin, which is estimated to be reached by approximately the year 2140, will not be changed. If a hard fork changing the 21 million supply cap is widely adopted, the limit on the supply of Bitcoin could be lifted, which could have an adverse impact on the value of Bitcoin and the value of the Shares.

Any name change and any associated rebranding initiative by the core developers, users or miners of Bitcoin or the Bitcoin network may not be favorably received by the digital asset community, which could negatively impact the value of Bitcoin and the value of the Shares.

From time to time, digital assets may undergo name changes and associated rebranding initiatives. For example, Bitcoin Cash may sometimes be referred to as Bitcoin ABC in an effort to differentiate itself from any Bitcoin Cash hard forks, such as Bitcoin Satoshi’s Vision, and in the third quarter of 2018, the team behind Zen rebranded and changed the name of ZenCash to “Horizen.” The Sponsor cannot predict the impact of any name change and any associated rebranding initiative on Bitcoin. After a name change and an associated rebranding initiative, a digital asset may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by such digital asset. The failure of any name change and any associated rebranding initiative by a digital asset may result in such digital asset not realizing some or all of the anticipated benefits contemplated by the name change and associated rebranding initiative, and could negatively impact the value of Bitcoin and the value of the Shares.

Risk Factors Related to the Digital Asset Markets

The value of the Shares relates directly to the value of Bitcoin, the value of which may be highly volatile and subject to fluctuations due to a number of factors.

The value of the Shares relates directly to the value of the Bitcoin held by the Trust and fluctuations in the price of Bitcoin could adversely affect the value of the Shares. The market price of Bitcoin may be highly volatile, and subject to a number of factors, including:

●	an increase in the global Bitcoin supply or a decrease in global Bitcoin demand;

●	market conditions of, and overall sentiment towards, the digital assets and blockchain technology industry;

●	trading activity on digital asset platforms, which, in many cases, is largely unregulated or may be subject to manipulation;

●	the adoption of Bitcoin as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Bitcoin network, and their ability to meet user demands;

●	manipulative trading activity on digital asset platforms, which, in many cases, is largely unregulated;

●	forks in the Bitcoin network;

●	investors’ expectations with respect to interest rates, the rates of inflation of fiat currencies or Bitcoin, and digital asset exchange rates;

●	consumer preferences and perceptions of Bitcoin specifically and digital assets generally;

●	negative events, publicity, and social media coverage relating to the digital assets and blockchain technology industry;

●	fiat currency withdrawal and deposit policies on digital asset platforms;

●	the liquidity of digital asset markets and any increase or decrease in trading volume or market making on digital asset markets;

●	business failures, bankruptcies, hacking, fraud, crime, government investigations, or other negative developments affecting digital asset businesses, including digital asset platforms, or banks or other financial institutions and service providers which provide services to the digital assets industry;

●	the use of leverage in digital asset markets, including the unwinding of positions, “margin calls,” collateral liquidations and similar events;

●	investment and trading activities of large or active consumer and institutional users, speculators, miners, and investors in Bitcoin;

●	an active derivatives market for Bitcoin or for digital assets generally;

●	monetary policies of governments, legislation or regulation, trade restrictions, currency devaluations and revaluations and regulatory measures or enforcement actions, if any, that restrict the use of Bitcoin as a form of payment or the purchase of Bitcoin on the digital asset markets;

●	global or regional political, economic or financial conditions, events and situations;

●	fees associated with processing a Bitcoin transaction and the speed at which Bitcoin transactions are settled;

●	the maintenance, troubleshooting, and development of the Bitcoin network including by miners and developers worldwide;

●	the ability for the Bitcoin network to attract and retain miners to secure and confirm transactions accurately and efficiently;

●	ongoing technological viability and security of the Bitcoin network and Bitcoin transactions, including vulnerabilities against hacks and scalability;

●	financial strength of market participants;

●	the availability and cost of funding and capital;

●	the liquidity and credit risk of digital asset platforms;

●	interruptions in service from or closures or failures of major digital asset platforms or their banking partners, or outages or system failures affecting the Bitcoin network;

●	decreased confidence in digital assets and digital assets platforms;

●	poor risk management or fraud by entities in the digital assets ecosystem;

●	increased competition from other forms of digital assets or payment services; and

●	the Trust’s own acquisitions or dispositions of Bitcoin, since there is no limit on the number of Bitcoin that the Trust may acquire.

Although returns from investing in Bitcoin have at times diverged from those associated with other asset classes to a greater or lesser extent, there can be no assurance that there will be any such divergence in the future, either generally or with respect to any particular asset class, or that price movements will not be correlated. In addition, there is no assurance that Bitcoin will maintain its value in the long, intermediate, short, or any other term. In the event that the price of Bitcoin declines, the Sponsor expects the value of the Shares to decline proportionately.

The price of Bitcoin as represented by the Index or other pricing source used by the Trust may also be subject to momentum pricing due to speculation regarding future appreciation in value, leading to greater volatility that could adversely affect the value of the Shares. Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for future appreciation in value, if any. The Sponsor believes that momentum pricing of Bitcoin has resulted, and may continue to result, in speculation regarding future appreciation in the value of Bitcoin, inflating and making the Index more volatile. As a result, Bitcoin may be more likely to fluctuate in value due to changing investor confidence, which could impact future appreciation or depreciation in the Index or other pricing source used by the Trust and could adversely affect the value of the Shares.

Because the Trust holds only Bitcoin and cash, an investment in the Trust may be more volatile than an investment in a more broadly diversified portfolio.

The Trust holds only Bitcoin and cash. As a result, the Trust’s holdings are not diversified. Accordingly, the Trust’s NAV may be more volatile than another investment vehicle with a more broadly diversified portfolio and may fluctuate substantially over short or long periods of time. Fluctuations in the price of Bitcoin are expected to have a direct impact on the value of the Shares.

An investment in the Trust may be deemed speculative and is not intended as a complete investment program. An investment in Shares should be considered only by persons financially able to maintain their investment and who can bear the risk of total loss associated with an investment in the Trust. Investors should review closely the objective and strategy of the Trust and redemption rights, as discussed herein, and familiarize themselves with the risks associated with an investment in the Trust.

Due to the unregulated nature and lack of transparency surrounding the operations of digital asset platforms, which may experience fraud, manipulation, security failures or operational problems, as well as the wider Bitcoin market, the value of Bitcoin and, consequently, the value of the Shares may be adversely affected, causing losses to Shareholders.

Digital asset platforms are relatively new and, in some cases, unregulated. Many operate outside the United States. Furthermore, while many prominent digital asset platforms provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance, many digital asset platforms do not provide this information. Digital asset platforms may not be subject to, or may not comply with, regulation in a similar manner as other regulated trading platforms, such as national securities exchanges or designated contract markets. As a result, the marketplace may lose confidence in digital asset platforms, including prominent platforms that handle a significant volume of Bitcoin trading.

Many digital asset platforms are unlicensed, unregulated, operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions, and may take the position that they are not subject to laws and regulations that would apply to a national securities exchange or designated contract market in the United States, or may, as a practical matter, be beyond the ambit of U.S. regulators. As a result, trading activity on or reported by these digital asset platforms is generally significantly less regulated than trading in regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. For example, in 2019 there were reports claiming that 80.95% of Bitcoin trading volume on digital asset platforms was false or noneconomic in nature, with specific focus on unregulated platforms located outside of the United States. Such reports alleged that certain overseas platforms have displayed suspicious trading activity suggestive of a variety of manipulative or fraudulent practices, such as fake or artificial trading volume or trading volume based on non-economic “wash trading” (where offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes), and attributed such manipulative or fraudulent behavior to motives, such as the incentive to attract listing fees from token issuers who seek the most liquid and high-volume platforms on which to list their coins.

Other academics and market observers have put forth evidence to support claims that manipulative trading activity has occurred on certain Bitcoin platforms. For example, in a 2017 paper titled “Price Manipulation in the Bitcoin Ecosystem” sponsored by the Interdisciplinary Cyber Research Center at Tel Aviv University, a group of researchers used publicly available trading data, as well as leaked transaction data from a 2014 Mt. Gox security breach, to identify and analyze the impact of “suspicious trading activity” on Mt. Gox between February and November 2013, which, according to the authors, caused the price of Bitcoin to increase from around $150 to more than $1,000 over a two-month period. In August 2017, it was reported that a trader or group of traders nicknamed “Spoofy” was placing large orders on Bitfinex without actually executing them, presumably in order to influence other investors into buying or selling by creating a false appearance that greater demand existed in the market. In December 2017, an anonymous blogger (publishing under the pseudonym “Bitfinex’d”) cited publicly available trading data to support his or her claim that a trading bot nicknamed “Picasso” was pursuing a paint-the-tape-style manipulation strategy by buying and selling Bitcoin and Bitcoin Cash between affiliated accounts in order to create the appearance of substantial trading activity and thereby influence the price of such assets. Even in the United States, there have been allegations of wash trading even on regulated venues. Any actual or perceived false trading in the digital asset platform market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of Bitcoin and/or negatively affect the market perception of Bitcoin.

The Bitcoin market globally and in the United States is not subject to comparable regulatory guardrails as exist in regulated securities markets. Furthermore, many Bitcoin trading venues lack certain safeguards put in place by exchanges for more traditional assets to enhance the stability of trading on the exchanges and prevent “flash crashes,” such as limit-down circuit breakers. As a result, the prices of Bitcoin on trading venues may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges. Tools to detect and deter fraudulent or manipulative trading activities such as market manipulation, front-running of trades, and wash-trading may not be available to or employed by digital asset platforms, or may not exist at all. The SEC has identified possible sources of fraud and manipulation in the Bitcoin market generally, including, among others (1) “wash trading;” (2) persons with a dominant position in Bitcoin manipulating Bitcoin pricing; (3) hacking of the Bitcoin network and trading platforms; (4) malicious control of the Bitcoin network; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in Bitcoin, new sources of demand for Bitcoin) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins,” including Tether (for more information, see “Risk Factors—Risk Factors Related to Digital Assets—Prices of Bitcoin may be affected due to stablecoins (including Tether and U.S. Dollar Coin (“USDC”)), the activities of stablecoin issuers and their regulatory treatment”); and (7) fraud and manipulation at Bitcoin trading platforms. The effect of potential market manipulation, front-running, wash-trading, and other fraudulent or manipulative trading practices may inflate the volumes actually present in crypto market and/or cause distortions in price, which could adversely affect the Trust or cause losses to Shareholders.

In addition, over the past several years, some digital asset platforms have been closed due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such digital asset platforms were not compensated or made whole for the partial or complete losses of their account balances in such digital asset platforms. While, generally speaking, smaller digital asset platforms are less likely to have the infrastructure and capitalization that make larger digital asset platforms more stable, larger digital asset platforms are more likely to be appealing targets for hackers and malware and their shortcomings or ultimate failures are more likely to have contagion effects on the digital asset ecosystem, and therefore may be more likely to be targets of regulatory enforcement action. For example, the collapse of Mt. Gox, which filed for bankruptcy protection in Japan in late February 2014, demonstrated that even the largest digital asset platforms could be subject to abrupt failure with consequences for both users of digital asset platforms and the digital asset industry as a whole. In particular, in the two weeks that followed the February 7, 2014 halt of Bitcoin withdrawals from Mt. Gox, the value of one Bitcoin fell on other platforms from around $795 on February 6, 2014 to $578 on February 20, 2014. Additionally, in January 2015, Bitstamp announced that approximately 19,000 Bitcoin had been stolen from its operational or “hot” wallets. Further, in August 2016, it was reported that almost 120,000 Bitcoin, worth around $78 million, were stolen from Bitfinex, a large digital asset platform. The value of Bitcoin and other digital assets immediately decreased over 10% following reports of the theft at Bitfinex. Regulatory enforcement actions have followed, such as in July 2017, when FinCEN assessed a $110 million fine against BTC-E, a now defunct digital asset platform, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based digital asset platform Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their platform accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In addition, in January 2018, the Japanese digital asset platform, Coincheck, was hacked, resulting in losses of approximately $535 million, and in February 2018, the Italian digital asset platform, Bitgrail, was hacked, resulting in approximately $170 million in losses. In May 2019, one of the world’s largest digital asset platforms, Binance, was hacked, resulting in losses of approximately $40 million. In November 2022, FTX, one of the largest digital asset platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. Around the same time, there were reports that approximately $300-600 million of digital assets were removed from FTX and the full facts remain unknown, including whether such removal was the result of a hack, theft, insider activity, or other improper behavior.

Negative perception, a lack of stability and standardized regulation in the digital asset markets and the closure or temporary shutdown of digital asset platforms due to fraud, business failure, security breaches or government mandated regulation, and associated losses by customers, may reduce confidence in the Bitcoin network and result in greater volatility or decreases in the prices of Bitcoin. Furthermore, the closure or temporary shutdown of a digital asset platform used in calculating the Index may result in a loss of confidence in the Trust’s ability to determine its NAV on a daily basis. The potential consequences of a digital asset platform’s failure could adversely affect the value of the Shares.

The Index has a limited performance history, the Index price could fail to track the global Bitcoin price, and a failure of the Index could adversely affect an investment in the Shares.

The Index has a limited history and the methodology for determining the Index established by the Index Administrator is relatively new and untested. The failure of the Index methodology to measure the actual price of Bitcoin could have an adverse effect on the Trust and on an investment in the Trust. In addition, the price of Bitcoin as calculated by the Index methodology may differ from the value of Bitcoin calculated by other methodologies and the price of Bitcoin on any single spot market, including the principal market used to determine the fair value of the Bitcoin held by the Trust in the Trust’s financial statements in accordance with GAAP.

The Index used to calculate the value of the Trust’s Bitcoin may be volatile, adversely affecting the value of the Shares.

The price of Bitcoin on public digital asset platforms has a limited history, and during this history, Bitcoin prices on the digital asset markets more generally, and on digital asset platforms individually, have been volatile and subject to influence by many factors, including operational interruptions. The Index and the price of Bitcoin generally, remains subject to volatility experienced by digital asset platforms, and such volatility could adversely affect the value of the Shares.

Furthermore, because the number of liquid and credible digital asset platforms is limited, the Index is necessarily composed of a limited number of digital asset platforms. If a digital asset platform were subjected to regulatory, volatility or other pricing issues, in the case of the Index, the Index Administrator would have limited ability to remove such digital asset platform from the Index, which could skew the price of Bitcoin as represented by the Index. Trading on a limited number of digital asset platforms may result in less favorable prices and decreased liquidity of Bitcoin and, therefore, could have an adverse effect on the value of the Shares.

Competition from central bank digital currencies (“CBDCs”) and emerging payments initiatives involving financial institutions could adversely affect the value of Bitcoin and other digital assets.

Central banks in various countries have introduced digital forms of legal tender (CBDCs). Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could have an advantage in competing with, or replace, Bitcoin and other cryptocurrencies as a medium of exchange or store of value. Central banks and other governmental entities have also announced cooperative initiatives and consortia with private sector entities, with the goal of leveraging blockchain and other technology to reduce friction in cross-border and interbank payments and settlement, and commercial banks and other financial institutions have also recently announced a number of initiatives of their own to incorporate new technologies, including blockchain and similar technologies, into their payments and settlement activities, which could compete with, or reduce the demand for, Bitcoin. As a result of any of the foregoing factors, the value of Bitcoin could decrease, which could adversely affect an investment in the Trust.

Prices of Bitcoin may be affected due to stablecoins (including Tether and USDC), the activities of stablecoin issuers and their regulatory treatment.

While the Trust does not invest in stablecoins, it may nonetheless be exposed to risks that stablecoins pose for the Bitcoin market and other digital asset markets. Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets, and are typically marketed as being pegged to a fiat currency, such as the U.S. dollar, at a certain value. Although the prices of stablecoins are intended to be stable, their market value may fluctuate. This volatility has in the past apparently impacted the price of Bitcoin. Stablecoins are a relatively new phenomenon, and it is impossible to know all of the risks that they could pose to participants in the Bitcoin market. In addition, some have argued that some stablecoins, particularly Tether, are improperly issued without sufficient backing in a way that, when the stablecoin is used to pay for Bitcoin, could cause artificial rather than genuine demand for Bitcoin, artificially inflating the price of Bitcoin, and also argue that those associated with certain stablecoins may be involved in laundering money. On February 17, 2021, the New York Attorney General entered into an agreement with Tether’s operators, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. On October 15, 2021, the CFTC announced a settlement with Tether’s operators in which they agreed to pay $42.5 million in fines to settle charges that, among other things, Tether’s operators claim that it maintained sufficient U.S. dollar reserves to back every Tether stablecoin in circulation with the “equivalent amount of corresponding fiat currency” held by Tether were untrue.

USDC is a reserve-backed stablecoin issued by Circle Internet Financial that is commonly used as a method of payment in digital asset markets, including the Bitcoin market. While USDC is designed to maintain a stable value at US$1.00 at all times, on March 10, 2023, the value of USDC fell below $1.00 for multiple days after Circle Internet Financial disclosed that US$3.3 billion of the USDC reserves were held at Silicon Valley Bank, which had entered FDIC receivership earlier that day. Stablecoins are reliant on the U.S. banking system and U.S. treasuries, and the failure of either to function normally could impede the function of stablecoins, and therefore could adversely affect the value of the Shares. An affiliate of the Sponsor has a minority equity interest in the issuer of USDC.

Given the foundational role that stablecoins play in global digital asset markets, their fundamental liquidity can have a dramatic impact on the broader digital asset market, including the market for Bitcoin. Because a large portion of the digital asset market still depends on stablecoins such as Tether and USDC, there is a risk that a disorderly de-pegging or a run on Tether or USDC could lead to dramatic market volatility in digital assets more broadly. Volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins or potential manipulative activity when unbacked stablecoins are used to pay for other digital assets (including Bitcoin), or regulatory concerns about stablecoin issuers or intermediaries, such as exchanges, that support stablecoins, could impact individuals’ willingness to trade on trading venues that rely on stablecoins, reduce liquidity in the Bitcoin market, and affect the value of Bitcoin, and in turn impact an investment in the Shares.

Competition from the emergence or growth of other digital assets or methods of investing in Bitcoin could have a negative impact on the price of Bitcoin and adversely affect the value of the Shares.

Bitcoin was the first digital asset to gain global adoption and critical mass, and as a result, it has a “first-to-market” advantage over other digital assets. As of December 31, 2025, Bitcoin was the largest digital asset by market capitalization and had the largest combined mining power. Despite this first-to-market advantage, as of December 31, 2025, there were over 10,000 alternative digital assets tracked by CoinMarketCap.com, having a total market capitalization of approximately $2.96 trillion (including the approximately $1.75 trillion market capitalization of Bitcoin), as calculated using market prices and total available supply of each digital asset. In addition, many consortiums and financial institutions are also researching and investing resources into private or permissioned smart contract platforms rather than open platforms like the Bitcoin network. Competition from the emergence or growth of alternative digital assets and smart contracts platforms, such as Ethereum, Solana, Avalanche, Polkadot, or Cardano, could have a negative impact on the demand for, and price of, Bitcoin and thereby adversely affect the value of the Shares.

In addition, some digital asset networks, including the Bitcoin network, may be the target of ill will from users of other digital asset networks. For example, Litecoin is the result of a hard fork of Bitcoin. Some users of the Bitcoin network may harbor ill will toward the Litecoin network, and vice versa. These users may attempt to negatively impact the use or adoption of the Bitcoin network.

Investors may invest in Bitcoin through means other than the Shares, including through direct investments in Bitcoin and other potential financial vehicles, possibly including securities backed by or linked to Bitcoin and digital asset financial vehicles similar to the Trust, or Bitcoin futures-based products. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in Bitcoin directly, which could limit the market for, and reduce the liquidity of, the Shares. In addition, to the extent digital asset financial vehicles other than the Trust tracking the price of Bitcoin are formed and represent a significant proportion of the demand for Bitcoin, large purchases or redemptions of the securities of these digital asset financial vehicles, or private funds holding Bitcoin, could negatively affect the Index, the Trust’s Bitcoin holdings, the price of the Shares, the NAV of the Trust and the NAV per Share.

Competition from other exchange-traded Bitcoin products could adversely affect the Trust and the value of the Shares.

The Trust and the Sponsor face competition with respect to the creation of competing exchange-traded Bitcoin products. Since January 2024, the SEC has approved several spot Bitcoin exchange traded funds (“ETFs”), with many such products being currently publicly traded. The Sponsor’s competitors may have greater financial, technical and human resources than the Sponsor. These competitors may also compete with the Sponsor in recruiting and retaining qualified personnel. Smaller or early-stage companies may also prove to be effective competitors, particularly through collaborative arrangements with large and established companies. The Trust’s competitors may also charge a substantially lower fee than the Management Fee in order to achieve initial market acceptance and scale. Accordingly, the Sponsor’s competitors may commercialize a competing product more rapidly or effectively than the Sponsor is able to, which could adversely affect the Sponsor’s competitive position and the likelihood that the Trust will achieve initial market acceptance, and could have a detrimental effect on the scale and sustainability of the Trust. If the Trust fails to achieve sufficient scale due to competition, the Sponsor may have difficulty raising sufficient revenue to cover the costs associated with launching and maintaining the Trust and such shortfalls could impact the Sponsor’s ability to properly invest in robust ongoing operations and controls of the Trust to minimize the risk of operating events, errors, or other forms of losses to the Shareholders. In addition, the Trust may also fail to attract adequate liquidity in the secondary market due to such competition, resulting in a sub-standard number of Authorized Participants willing to make a market in the Shares, which in turn could result in a significant premium or discount in the Shares for extended periods and the Trust’s failure to reflect the performance of the price of Bitcoin.

Further, the Trust’s timing in reaching the market relative to other competitor Bitcoin products could have a detrimental effect on the scale and success of the Trust, including difficulties gaining name recognition or acquiring new investors who may have a preference for a pre-established spot Bitcoin ETF. In addition, investors may invest in Bitcoin through means other than the Trust, including through direct investments in Bitcoin and other potential financial vehicles, possibly including securities backed by or linked to Bitcoin, digital asset financial vehicles similar to the Trust, or Bitcoin futures-based products. Market and financial conditions, as well as increased competition from alternative investment vehicles and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in Bitcoin directly, which could limit the market for and reduce the liquidity of the Shares. In addition, to the extent digital asset financial vehicles other than the Trust tracking the price of Bitcoin are formed and represent a significant proportion of the demand for Bitcoin, large purchases or redemptions of the securities of these digital asset financial vehicles, or private funds holding Bitcoin, could negatively affect the Trust’s Bitcoin holdings, the price of the Shares, and the NAV of the Trust.

Risk Factors Related to the Trust and the Shares

The Trust may be negatively impacted by the effects of public health emergencies on the global economy and the markets and service providers relevant to the performance of the Trust.

As seen during the COVID-19 pandemic, the impact of a public health crisis could adversely affect the economies of many nations and the entire global economy as well as individual issuers, assets and capital markets, and could have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the digital asset markets. For example, digital asset prices, including Bitcoin, decreased significantly in the first quarter of 2020 amidst broader market declines as a result of the COVID-19 outbreak.

Future public health emergencies could result in an increase of the costs of the Trust and affect liquidity in the digital asset market, as well as the correlation between the price of the Shares and the NAV of the Trust, any of which could adversely affect the value of the Shares. In addition, future public health emergencies could impair the information technology and other operational systems upon which the Trust’s service providers, including the Sponsor, the Trustee, and the Custodians, rely, and could otherwise disrupt the ability of employees of the Trust’s service providers to perform essential tasks on behalf of the Trust. Governmental and quasi-governmental authorities and regulators throughout the world have at times responded to major economic disruptions with a variety of fiscal and monetary policy changes, including, but not limited to, direct capital infusions into companies and other issuers, new monetary tools and lower interest rates. An unexpected or sudden reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the digital asset markets, which could adversely affect the value of Bitcoin and the price of the Shares. Future public health emergencies could also cause the closure of futures exchanges, which could eliminate the ability of Authorized Participants to hedge purchases of Baskets, increasing trading costs of Shares and resulting in a sustained premium or discount in the Shares. Each of these outcomes would negatively impact the Trust.

The amount of the Trust’s assets represented by each Share will decline over time as the Trust pays the Management Fee and additional expenses borne by the Trust, and as a result, the value of the Shares may decrease over time.

The amount of Bitcoin represented by each Share will decrease over the life of the Trust due to the sales of Bitcoin necessary to pay the Management Fee and other Trust expenses. Without increases in the price of Bitcoin sufficient to compensate for that decrease, the price of the Shares will also decline and you will lose money on your investment in Shares.

Because the Trust does not have any income, it needs to sell Bitcoin to cover the Management Fee and expenses not assumed by the Sponsor. The Trust may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of Bitcoin held by the Trust. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Trust, the Sponsor will still need to sell Bitcoin to pay the Management Fee. The result of these sales is a decrease in the amount of Bitcoin represented by each Share. New purchases of Bitcoin utilizing cash proceeds for new Shares issued by the Trust do not reverse this trend.

A decrease in the amount of Bitcoin represented by each Share results in a decrease in its price even if the price of Bitcoin has not changed. To retain the Share’s original price, the price of Bitcoin has to increase. Without that increase, the lesser amount of Bitcoin represented by the Share will have a correspondingly lower price. If these increases do not occur, or are not sufficient to counter the lesser amount of Bitcoin represented by each Share, you will sustain losses on your investment in Shares.

An increase in the Trust expenses not assumed by the Sponsor, or the existence of unexpected liabilities affecting the Trust, will force the Sponsor to sell larger amounts of Bitcoin, and will result in a more rapid decrease of the amount of Bitcoin represented by each Share and a corresponding decrease in its value.

The Trust is a passive investment vehicle that does not seek to generate returns beyond tracking the price of Bitcoin. The Trust is not actively managed and will be affected by a general decline in the price of Bitcoin.

The Trust is a passive investment vehicle that does not seek to generate returns beyond tracking the price of Bitcoin. The Sponsor does not actively manage the Bitcoin held by the Trust. This means the Sponsor does not speculatively sell Bitcoin at times when its price is high or speculatively acquire Bitcoin at low prices with the expectation of future price increases. It also means the Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective. Any losses sustained by the Trust will adversely affect the value of your Shares.

The value of the Shares may be influenced by a variety of factors unrelated to the value of Bitcoin.

The value of the Shares may be influenced by a variety of factors unrelated to the price of Bitcoin and the digital asset platforms included in the Index that may have an adverse effect on the value of the Shares. These factors include the following factors:

●	unanticipated problems or issues with respect to the mechanics of the Trust’s operations and the trading of the Shares may arise, in particular due to the fact that the mechanisms and procedures governing the creation and redemption of the Shares in exchange for Bitcoin or cash, offering of the Shares and storage of Bitcoin have been developed specifically for this product;

●	the Trust could experience difficulties in operating and maintaining its technical infrastructure, including in connection with expansions or updates to such infrastructure, which are likely to be complex and could lead to unanticipated delays, unforeseen expenses and security vulnerabilities;

●	the Trust could experience unforeseen issues relating to the performance and effectiveness of the security procedures used to protect the Trust’s account with the Bitcoin Custodian, or the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss or damage of its assets;

●	service providers may default on or fail to perform their obligations or deliver services under their contractual agreements with the Trust, or decide to terminate their relationships with the Trust, for a variety of reasons, which could affect the Trust’s ability to operate; or

●	if the Bitcoin network introduces privacy enhancing features in the future, service providers may decide to terminate their relationships with the Trust due to concerns that the introduction of privacy enhancing features to the Bitcoin network may increase the potential for Bitcoin to be used to facilitate crime, exposing such service providers to potential reputational harm.

Any of these factors could affect the value of the Shares, either directly or indirectly through their effect on the Trust’s assets.

The liquidity of the Shares may also be affected by the withdrawal from participation of Authorized Participants.

In the event that one or more Authorized Participants withdraw from or cease participation in creation and redemption activity for any reason, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in your incurring a loss on your investment in Shares.

There may be situations where an Authorized Participant is unable to redeem a Basket of Shares. To the extent the value of Bitcoin decreases, these delays may result in a decrease in the amount the Authorized Participant will receive when the redemption occurs, as well as a reduction in liquidity for all Shareholders in the secondary market.

Although Shares surrendered by Authorized Participants in Basket-size aggregations are redeemable in exchange for the amount of Bitcoin corresponding to the redemption value or the cash proceeds from selling the underlying amount of Bitcoin, redemptions may be suspended (1) for any period during which the Listing Exchange is closed, other than for customary weekend or holiday closings, or trading on the Listing Exchange is suspended or restricted; (2) for any period during which an emergency (for example, an interruption in services or availability of the Bitcoin Custodian, Cash Custodian, Trust Administrator, or other service providers to the Trust, act of God, catastrophe, civil disturbance, government prohibition, war, terrorism, strike or other labor dispute, fire, force majeure, interruption in telecommunications, order entry systems, internet services, or network provider services, unavailability of Fedwire, SWIFT or banks’ payment processes, significant technical failure, bug, error, disruption or fork of the Bitcoin network, hacking, cybersecurity breach, or power, internet, or Bitcoin network outage, or similar event) exists, and as a result of which, delivery, disposal or evaluation of Bitcoin is not reasonably practicable; or (3) for such other period as the Sponsor determines to be necessary for the protection of the Shareholders. If any of these events occurs at a time when an Authorized Participant intends to redeem Shares, and the price of Bitcoin decreases before such Authorized Participant is able again to surrender for redemption Baskets, such Authorized Participant will sustain a loss with respect to the amount that it would have been able to obtain upon the redemption of its Shares, had the redemption taken place when such Authorized Participant originally intended it to occur. As a consequence, Authorized Participants may reduce their trading in Shares during periods of suspension, decreasing the number of potential buyers of Shares in the secondary market and, therefore, decreasing the price a Shareholder may receive upon sale.

The Trust is an “emerging growth company” and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Shares less attractive to investors.

The Trust is an “emerging growth company” as defined in the JOBS Act. For as long as the Trust continues to be an emerging growth company it may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging public companies, which include, among other things:

●	exemption from the auditor attestation requirements under Section 404(b) of the Sarbanes-Oxley Act;

●	reduced disclosure obligations regarding executive compensation in the Trust’s periodic reports and audited financial statements in this Annual Report;

●	exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on “golden parachute” compensation; and

●	exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless otherwise determined by the SEC, any new audit rules adopted by the PCAOB.

The Trust could be an emerging growth company until the last day of the fiscal year following the fifth (5th) anniversary after its initial public offering, or until the earliest of (i) the last day of the fiscal year in which it has annual gross revenue of $1.235 billion or more; (ii) the date on which it has, during the previous three year period, issued more than $1 billion in non-convertible debt; or (iii) the date on which it is deemed to be a large accelerated filer under the federal securities laws. The Trust will qualify as a large accelerated filer as of the first day of the first (1st) fiscal year after it has (A) more than $700 million in outstanding equity held by nonaffiliates, (B) been public for at least twelve months and (C) filed at least one annual report on Form 10-K.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until it would otherwise apply to private companies. The Trust has elected to avail itself of this exemption and, therefore, it may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. The Trust cannot predict if investors will find an investment in the Trust less attractive if it relies on these exemptions.

The lack of an active trading market for the Shares may result in losses on your investment at the time of disposition of your Shares.

Although Shares are listed for trading on the Listing Exchange, you should not assume that an active trading market for the Shares will be maintained. If you need to sell your Shares at a time when no active market for them exists, such lack of an active market will most likely adversely affect the price you receive for your Shares (assuming you are able to sell them).

If the process of creation and redemption of Baskets encounters any unanticipated difficulties, the possibility for arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of Bitcoin may not exist and, as a result, the price of the Shares may fall or otherwise diverge from the NAV.

If the processes of creation and redemption of Shares (which depend on timely transfers of Bitcoin to and by the Bitcoin Custodian and Prime Execution Agent) encounter any unanticipated difficulties due to, for example, the price volatility of Bitcoin, the insolvency, business failure or interruption, default, failure to perform, security breach, or other problems affecting the Prime Execution Agent, Bitcoin Custodian, Authorized Participants or Bitcoin Trading Counterparties, the closing of Bitcoin trading platforms due to fraud, failures, security breaches or otherwise, or network outages or congestion, spikes in transaction fees demanded by miners, or other problems or disruptions affecting the Bitcoin network, then potential market participants, such as the Authorized Participants and their customers, who would otherwise be willing to purchase or redeem Baskets (in the case of Authorized Participants) to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying Bitcoin or to engage in Bitcoin transactions (in the case of Bitcoin Trading Counterparties or transactions facilitated by the Prime Execution Agent) may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. In certain such cases, as further described in “Business of the Trust,” the Sponsor may suspend the process of creation and redemption of Baskets. During such times, trading spreads, and the resulting premium or discount, on Shares may widen. Alternatively, in the case of a network outage or other problems affecting the Bitcoin network, the processing of transactions on the Bitcoin network may be disrupted, which in turn may prevent Bitcoin Trading Counterparties (as defined in “Description of the Shares and the Trust Agreement—Issuance of Baskets”) from depositing or withdrawing Bitcoin from their accounts at the Prime Execution Agent, or prevent the Prime Execution Agent from facilitating Bitcoin transactions, which in turn could affect the creation or redemption of Baskets. If this is the case, the liquidity of the Shares may decline and the price of the Shares may fluctuate independently of the price of Bitcoin and may fall or otherwise diverge from the NAV. Furthermore, in the event that the market for Bitcoin should become relatively illiquid and thereby materially restrict opportunities for arbitraging, the price of Shares may diverge from the value of Bitcoin.

The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, may adversely affect the arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of Bitcoin and, as a result, the price of the Shares may fall or otherwise diverge from the NAV.

The Trust may effect its creations and redemptions in exchange for cash or in-kind. The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, could cause delays in trade execution due to potential operational issues arising from implementing a cash creation and redemption model, which involves greater operational steps (and therefore execution risk) than the originally contemplated in-kind creation and redemption model, or the potential unavailability or exhaustion of the Trade Credits, which the Trust would not be able to use in connection with in-kind creations and redemptions. Such delays could cause the execution price associated with such trades to materially deviate from the price used to determine the NAV by reference to the Index. Even though the Authorized Participant is responsible for the dollar cost of such difference in prices, Authorized Participants could default on their obligations to the Trust, or such potential risks and costs could lead to Authorized Participants, who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying Bitcoin, to elect to not participate in the Trust’s Share creation and redemption processes. This may adversely affect the arbitrage mechanism intended to keep the price of the Shares closely linked to the price of Bitcoin, and as a result, the price of the Shares may fall or otherwise diverge from the NAV. If the arbitrage mechanism is not effective, purchases or sales of Shares on the secondary market could occur at a premium or discount to NAV, which could harm Shareholders by causing them to buy Shares at a price higher than the value of the underlying Bitcoin held by the Trust or sell Shares at a price lower than the value of the underlying Bitcoin held by the Trust, causing Shareholders to suffer losses. Alternatively, Authorized Participants could refrain from participating in creating and redeeming Baskets, and if not replaced, could disrupt the Trust’s ability to operate.

As an owner of Shares, you do not have the rights normally associated with ownership of other types of shares.

Shares are not entitled to the same rights as shares issued by a corporation. By acquiring Shares, you are not acquiring the right to elect directors, to receive dividends, to vote on certain matters regarding the issuer of your Shares or to take other actions normally associated with the ownership of shares. You only have the limited rights contained in the Trust Agreement and described under “Description of the Shares and the Trust Agreement.”

The Sponsor and the Trustee may agree to amend the Trust Agreement without the consent of the Shareholders.

The Sponsor may amend the Trust Agreement without the consent of any Shareholder, so long as the amendment is not adverse to the interests of the Shareholders and does not adversely affect the limitations on the liability of the Shareholders. Any amendment that adversely affects the rights of Shareholders, appoints a new Sponsor, dissolves the Trust or makes any material change to the Trust’s purpose or structure must be approved by the affirmative vote of Shareholders owning at least a majority (over 50%) of the outstanding Shares.

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act or the protections afforded by the Commodity Exchange Act.

The Investment Company Act is designed to protect investors by preventing insiders from managing investment companies to their benefit and to the detriment of public investors, such as: the issuance of securities having inequitable or discriminatory provisions; the management of investment companies by irresponsible persons; the use of unsound or misleading methods of computing earnings and asset value; changes in the character of investment companies without the consent of investors; and keeping investment companies from engaging in excessive leveraging. To accomplish these ends, the Investment Company Act requires the safekeeping and proper valuation of fund assets, restricts greatly transactions with affiliates, limits leveraging, and imposes governance requirements as a check on fund management.

The Trust is not a registered investment company under the Investment Company Act, and the Sponsor believes that the Trust is not required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies.

The Trust does not hold or trade in commodity interests regulated by the Commodity Exchange Act, as administered by the CFTC. Furthermore, the Sponsor believes that the Trust is not a commodity pool for purposes of the Commodity Exchange Act, and that neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading adviser in connection with the operation of the Trust. Consequently, Shareholders do not have the regulatory protections provided to investors in Commodity Exchange Act-regulated instruments or commodity pools.

Security threats to the Trust’s account at the Bitcoin Custodian could result in the halting of Trust operations and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the value of the Shares.

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in relation to digital assets. The Sponsor believes that the Trust’s Bitcoin held in the Trust’s account at the Bitcoin Custodian or in the Trading Account (as defined herein) held with the Prime Execution Agent is an appealing target to hackers or malware distributors seeking to destroy, damage or steal the Trust’s Bitcoin and will only become more appealing as the Trust’s assets grow. To the extent that the Trust, the Sponsor or the Bitcoin Custodian or Prime Execution Agent is unable to identify and mitigate or stop new security threats or otherwise adapt to technological changes in the digital asset industry, the Trust’s Bitcoin may be subject to theft, loss, destruction or other attacks.

The Sponsor believes that the security procedures in place for the Trust, including, but not limited to, offline storage, or offline (cold) storage, multiple encrypted private key “shards,” and other measures, are reasonably designed to safeguard the Trust’s Bitcoin. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, software defect or act of God that may be borne by the Trust and the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss or damage of its assets. The Sponsor does not control the Bitcoin Custodian’s or Prime Execution Agent’s operations or their implementation of such security procedures and there can be no assurance that such security procedures will actually work as designed or prove to be successful in safeguarding the Trust’s assets against all possible sources of theft, loss or damage. Assets not held in offline (cold) storage, such as assets held in a trading account, may be more vulnerable to security breach, hacking or loss than assets held in offline (cold) storage. Furthermore, assets held in a trading account, including the Trust’s Trading Account at the Prime Execution Agent, are held on an omnibus, rather than segregated basis, which creates greater risk of loss. Even though Bitcoin is only moved into the Trading Account in connection with and to the extent of purchases and sales of Bitcoin by the Trust and such Bitcoin is swept from the Trust’s Trading Account to the Trust’s Vault Account (as defined herein) each trading day pursuant to a regular end-of-day sweep process, there are no policies that would limit the amount of Bitcoin that can be held temporarily in the Trading Account maintained by the Prime Execution Agent. This could create greater risk of loss of the Trust’s Bitcoin, which could cause Shareholders to suffer losses.

The security procedures and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of the Sponsor, the Bitcoin Custodian, or otherwise, and, as a result, an unauthorized party may obtain access to the Trust’s account at the Bitcoin Custodian, the relevant private keys (and therefore Bitcoin) or other data or property of the Trust. Additionally, outside parties may attempt to fraudulently induce employees of the Sponsor or the Bitcoin Custodian to disclose sensitive information in order to gain access to the Trust’s infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, the Sponsor and the Bitcoin Custodian may be unable to anticipate these techniques or implement adequate preventative measures.

An actual or perceived breach of the Trust’s account at the Bitcoin Custodian could harm the Trust’s operations, result in partial or total loss of the Trust’s assets, resulting in a reduction or destruction in the value of the Shares. The Trust may also cease operations, the occurrence of which could similarly result in a reduction in the value of the Shares.

Bitcoin transactions are irrevocable, and stolen or incorrectly transferred Bitcoin may be irretrievable. As a result, any incorrectly executed Bitcoin transactions could adversely affect the value of the Shares.

Bitcoin transactions are typically not reversible without the consent and active participation of the recipient of the transaction. Once a transaction has been verified and recorded in a block that is added to the Bitcoin blockchain, an incorrect transfer or theft of Bitcoin generally is not reversible and the Trust may not be capable of seeking compensation for any such transfer or theft. Although the Trust’s transfers of Bitcoin are regularly made to or from the Trust’s account at the Bitcoin Custodian, it is possible that, through computer or human error, or through theft or criminal action, the Trust’s Bitcoin could be transferred from the Trust’s account at the Bitcoin Custodian in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts.

Such events have occurred in connection with digital assets in the past. For example, in September 2014, the Chinese digital asset platform Huobi announced that it had sent approximately 900 Bitcoin and 8,000 Litecoin (worth approximately $400,000 at the prevailing market prices at the time) to the wrong customers. To the extent that the Trust is unable to seek a corrective transaction with such third-party or is incapable of identifying the third-party which has received the Trust’s Bitcoin through error or theft, the Trust will be unable to revert or otherwise recover incorrectly transferred Bitcoin. The Trust is unable to convert or recover its Bitcoin transferred to uncontrolled accounts. To the extent that the Trust is unable to seek redress for such error or theft, such loss could adversely affect the value of the Shares.

The lack of full insurance and Shareholders’ limited rights of legal recourse against the Trust, Trustee, Sponsor, Transfer Agent and Custodian expose the Trust and its Shareholders to the risk of loss of the Trust’s Bitcoin for which no person or entity is liable.

The Trust is not a banking institution or otherwise a member of the FDIC or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with, or assets held by, the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. In addition, neither the Trust nor the Sponsor insure the Trust’s Bitcoin.

While the Bitcoin Custodian and its related custodial entities are required under the Prime Broker Agreement to maintain insurance coverage that is commercially reasonable for the custodial services it provides, and the Bitcoin Custodian and its related custodial entities have advised the Sponsor that they maintain insurance at commercially reasonable amounts for the digital assets custodied on behalf of clients, including the Trust’s Bitcoin, resulting from theft, shareholders cannot be assured that the Bitcoin Custodian or its related custodial entities will maintain adequate insurance or that such coverage will cover losses with respect to the Trust’s Bitcoin. Moreover, while the Bitcoin Custodian maintains certain capital reserve requirements depending on the assets under custody and to the extent required by applicable law, and such capital reserves may provide additional means to cover client asset losses, the Sponsor does not know the amount of such capital reserves, and neither the Trust nor the Sponsor have access to such information. The Trust cannot be assured that the Bitcoin Custodian will maintain capital reserves sufficient to cover losses with respect to the Trust’s Bitcoin. Furthermore, the Bitcoin Custodian has represented in securities filings that the total value of crypto assets in its possession and control is significantly greater than the total value of insurance coverage that would compensate it in the event of theft or other loss of funds. In addition, the Bitcoin insurance market is limited, and the level of insurance maintained by the Bitcoin Custodian may be substantially lower than the assets of the Trust.

Furthermore, the Bitcoin Custodian’s maximum liability with respect to a breach of their obligations under the Prime Broker Agreement is the greater of (i) the aggregate amount of fees paid by the Sponsor to the Bitcoin Custodian in the 12-month period prior to the event giving rise to the liability or (ii) than the value of the supported digital assets on deposit in the Trust’s Vault Account(s) at the time of the event giving rise to the liability, provided that in no event shall the Bitcoin Custodian’s aggregate liability in respect of any custody wallet exceed $100,000,000. The Bitcoin Custodian and its affiliates are also not liable for any lost profits or any special, incidental, indirect, intangible, or consequential damages arising out of or in connection with authorized or unauthorized use of the website through which the custodial services are provided or the custodial services.

The Shareholders’ recourse against the Sponsor and the Trust’s other service providers for the services they provide to the Trust, including those relating to the provision of instructions relating to the movement of Bitcoin, is limited. Consequently, a loss may be suffered with respect to the Trust’s Bitcoin that is not covered by insurance and for which no person is liable in damages. As a result, the recourse of the Trust or the Shareholders is limited.

Loss of a critical banking relationship for, or the failure of a bank used by, the Prime Execution Agent could adversely impact the Trust’s ability to create or redeem Baskets, or could cause losses to the Trust.

The Prime Execution Agent facilitates the buying and selling or settlement of Bitcoin by the Trust in connection with cash creations and redemptions between the Trust and the Authorized Participants, and the sale of Bitcoin to pay the Management Fee, any other Trust expenses, to the extent applicable, and in extraordinary circumstances, to effect the liquidation of the Trust’s Bitcoin. The Prime Execution Agent relies on bank accounts to provide its trading platform services and including temporarily holding any cash related to a customer’s purchase or sale of Bitcoin. In particular, the Prime Execution Agent has disclosed that customer cash held by the Prime Execution Agent, including the cash associated with the Trust’s Trading Account, is held in one or more banks’ accounts for the benefit of the Prime Execution Agent’s customers, or in money market funds in compliance with Rule 2a-7 under the Investment Company Act and rated “AAA” by S&P (or the equivalent from any eligible rating service), provided that such investments are held in accounts in Coinbase’s name for the benefit of customers and are permitted and held in accordance with state money transmitter laws. The Prime Execution Agent has represented to the Sponsor that it has implemented the following policy with respect to the cash associated with the Trust’s Trading Account. First any cash related to the Trust’s purchase or sale of Bitcoin is held in one or more omnibus accounts in the Prime Execution Agent’s name for the benefit of its clients at one or more U.S. insured depository institutions; or (ii) with respect to U.S. dollars, liquid investments, which may include but are not limited to U.S. treasuries and money market funds, in accordance with state money transmitter laws. The Prime Execution Agent titles such accounts it maintains with U.S. insured depository institutions and maintain records of the Trust’s interest therein in a manner designed to make available FDIC pass-through deposit insurance, up to the per-depositor coverage limit then in place (currently $250,000 per depositor per insured depository institution), but does not guarantee that pass-through insurance will apply since such insurance is dependent on the compliance of the bank. Deposit insurance does not apply to cash held in a money market fund. The Prime Execution Agent has agreed to title the accounts in a manner designed to enable receipt of FDIC deposit insurance where applicable on a pass-through basis. Second, to the extent the Trust’s cash in the Trading Account in aggregate exceeds the amounts that can be maintained at the banks on the foregoing basis, the Prime Execution Agent has represented that it currently conducts an overnight sweep of the excess into U.S. government money market funds. The Sponsor has not independently verified the Prime Execution Agent’s representations. To the extent that the Prime Execution Agent faces difficulty establishing or maintaining banking relationships, the loss of the Prime Execution Agent’s banking partners or the imposition of operational restrictions by these banking partners and the inability for the Prime Execution Agent to utilize other financial institutions may result in a disruption of creation and redemption activity of the Trust, or cause other operational disruptions or adverse effects for the Trust. In the future, it is possible that the Prime Execution Agent could be unable to establish accounts at new banking partners or establish new banking relationships, or that the banks with which the Prime Execution Agent is able to establish relationships may not be as large or well-capitalized or subject to the same degree of prudential supervision as the existing providers.

The Trust could also suffer losses in the event that a bank in which the Prime Execution Agent holds customer cash, including the cash associated with the Trust’s Trading Account (which is used by the Prime Execution Agent to move cash flows associated with the Trust’s orders to sell Bitcoin in connection with payment of the Management Fee, and to the extent applicable, other Trust expenses), fails, becomes insolvent, enters receivership, is taken over by regulators, enters financial distress, or otherwise suffers adverse effects to its financial condition or operational status. Recently, some banks have experienced financial distress. For example, on March 8, 2023, the California Department of Financial Protection and Innovation announced that Silvergate Bank had entered voluntary liquidation, and on March 10, 2023, Silicon Valley Bank was closed by the regulator, which appointed the FDIC, as receiver. Similarly, on March 12, 2023, the New York Department of Financial Services took possession of Signature Bank and appointed the FDIC as receiver. A joint statement by the Department of the Treasury, the Federal Reserve and the FDIC on March 12, 2023, stated that depositors in Signature Bank and Silicon Valley Bank will have access to all of their funds, including funds held in deposit accounts, in excess of the insured amount. On May 1, 2023, First Republic Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Following a bidding process, the FDIC entered into a purchase and assumption agreement with JPMorgan Chase Bank, National Association, to acquire the substantial majority of the assets and assume certain liabilities of First Republic Bank from the FDIC.

If the Prime Execution Agent were to experience financial distress or its financial condition is otherwise affected by the failure of its banking partners, the Prime Execution Agent’s ability to provide services to the Trust could be affected. Moreover, the future failure of a bank at which the Prime Execution Agent maintains customer cash, in the Trust’s Trading Account associated with the Trust’s orders to sell Bitcoin in connection with payment of the Management Fee, and to the extent applicable, other Trust expenses, could result in losses to the Trust, to the extent the balances are not subject to deposit insurance, notwithstanding the regulatory requirements to which the Prime Execution Agent is subject or other potential protections. The Trust may maintain cash balances with the Prime Execution Agent that are not insured or are in excess of the FDIC’s insurance limits, or which are maintained by the Prime Execution Agent at money market funds and subject to the attendant risks (e.g., “breaking the buck”). As a result, the Trust could suffer losses.

The Trust may be required, or the Sponsor may deem it appropriate, to terminate and liquidate at a time that is disadvantageous to Shareholders.

Pursuant to the terms of the Trust Agreement, the Trust is required to dissolve under certain circumstances. In addition, the Sponsor may, in its sole discretion, dissolve the Trust for a number of reasons, including if the Sponsor determines, in its sole discretion, that it is desirable or advisable for any reason to discontinue the affairs of the Trust.

If the Trust is required to terminate and liquidate, or the Sponsor determines in accordance with the terms of the Trust Agreement that it is appropriate to terminate and liquidate the Trust, such termination and liquidation could occur at a time that is disadvantageous to Shareholders, such as when the actual exchange rate of Bitcoin at such time is lower than the Index was at the time when Shareholders purchased their Shares. In such a case, when the Trust’s Bitcoin is sold as part of its liquidation, the resulting proceeds distributed to Shareholders will be less than if the actual exchange rate at such time were higher at the time of sale.

The Trust Agreement includes provisions that limit Shareholders’ voting rights and restrict Shareholders’ right to bring a derivative action.

The Trust is a passive investment vehicle with no management and no board of directors. Thus, the Shares are not entitled to the same rights as shares issued by a corporation operating a business enterprise with management and a board of directors. By acquiring Shares, you are not acquiring the right to elect directors, to vote on certain matters regarding the issuer of your Shares or to take other actions normally associated with the ownership of shares, such as the right to bring “oppression” or “derivative” actions. You only have the extremely limited rights described under “Description of Shares and the Trust Agreement.”

Moreover, under Section 7.4 of the Trust Agreement, no Shareholder shall have the right to bring or maintain a derivative action, suit or other proceeding on behalf of the Trust unless two or more Shareholders who (i) are not affiliates of one another; and (ii) collectively hold at least 10% of the outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding. This provision applies to any derivative actions brought in the name of the Trust other than claims under the federal securities laws and the rules and regulations thereunder. Due to this additional requirement, a Shareholder attempting to bring or maintain a derivative action in the name of the Trust will be required to locate other Shareholders with which it is not affiliated and that have sufficient Shares to meet the 10.0% threshold based on the number of Shares outstanding on the date the claim is brought and thereafter throughout the duration of the action, suit or proceeding. A minority Shareholder may have difficulties attempting to locate other Shareholders to reach the 10% threshold under this provision and may result in increased costs to a Shareholder attempting to seek redress in the name of the Trust in court, further limiting investors’ right to bring derivative actions on behalf of the Trust.

Your right to bring derivative actions is limited and it might be difficult for minority Shareholders to locate other Shareholders to reach the ownership threshold for derivative actions.

Under Section 7.4 of the Trust Agreement, no Shareholder shall have the right to bring or maintain a derivative action, suit or other proceeding on behalf of the Trust unless two or more Shareholders who (i) are not affiliates of one another; and (ii) collectively hold at least 10% of the outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding. This provision applies to any derivative actions brought in the name of the Trust other than claims under the federal securities laws and the rules and regulations thereunder. Due to this additional requirement, a Shareholder attempting to bring or maintain a derivative action in the name of the Trust will be required to locate other Shareholders with which it is not affiliated and that have sufficient Shares to meet the 10.0% threshold based on the number of Shares outstanding on the date the claim is brought and thereafter throughout the duration of the action, suit or proceeding. A minority Shareholder may have difficulties attempting to locate other Shareholders to reach the 10% threshold under this provision and may result in increased costs to a Shareholder attempting to seek redress in the name of the Trust in court, further limiting investors’ right to bring derivative actions on behalf of the Trust.

The Index price being used to determine the NAV of the Trust may not be consistent with GAAP. The net assets reported in the Trust’s periodic financial statements may differ, in some cases significantly, from the Trust’s NAV determined using the Index pricing.

The Trust determines the NAV of the Trust on each Business Day based on the value of Bitcoin as reflected by the Index. The methodology used to calculate the Index price to value Bitcoin in determining NAV of the Trust may not be deemed consistent with GAAP. The Trust utilizes the Bitcoin Market Price, which reflects the execution price of Bitcoin on its principal market as determined by the Trust (or by a third-party service provider, as later determined by the Sponsor) for purposes of the Trust’s periodic financial statements. Creation and redemption of Baskets, the Management Fee and other expenses borne by the Trust are determined using the Trust’s NAV determined daily based on the Index. Such NAV of the Trust determined using the Index price may differ, in some cases significantly, from the net assets reported in the Trust’s periodic financial statements.

Extraordinary Expenses resulting from unanticipated events may become payable by the Trust, adversely affecting the value of the Shares.

In consideration for the Management Fee, the Sponsor has contractually assumed ordinary course operational and periodic expenses of the Trust, with the exception of those described in “Business of the Trust – Trust Expenses.” Expenses incurred by the Trust but not assumed by the Sponsor, such as, among others, taxes and governmental charges; expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders; or extraordinary legal fees and expenses are not assumed by the Sponsor and are borne by the Trust. The Sponsor will cause the Trust to sell Bitcoin held by the Trust. Accordingly, the Trust may be required to sell or otherwise dispose of Bitcoin at a time when the trading prices for those assets are depressed.

The sale or other disposition of assets of the Trust in order to pay Extraordinary Expenses could have a negative impact on the value of the Shares for several reasons. These include the following factors:

●	The Trust is not actively managed and no attempt will be made to protect against or to take advantage of fluctuations in the prices of Bitcoin. Consequently, if the Trust incurs expenses in U.S. dollars, the Trust’s Bitcoin may be sold at a time when the values of the disposed assets are low, resulting in a negative impact on the value of the Shares.

●	Because the Trust does not generate any income, every time that the Trust pays expenses, it delivers Bitcoin to the Sponsor or sells Bitcoin. Any sales of the Trust’s assets in connection with the payment of expenses will decrease the amount of the Trust’s assets represented by each Share each time its assets are sold or transferred to the Sponsor.

The Trust’s delivery or sale of Bitcoin to pay expenses or other operations of the Trust could result in Shareholders incurring tax liability without an associated distribution from the Trust.

Assuming that the Trust is treated as a grantor trust for U.S. federal income tax purposes, each delivery of Bitcoin by the Trust to pay the Management Fee or other expenses and each sale of Bitcoin by the Trust to pay Trust expenses not assumed by the Sponsor will be a taxable event to beneficial owners of Shares. Thus, the Trust’s payment of expenses could result in beneficial owners of Shares incurring tax liability without an associated distribution from the Trust. Any such tax liability could adversely affect an investment in the Shares.

The value of the Shares will be adversely affected if the Trust is required to indemnify the Sponsor, the Trustee, the Trust Administrator, the Bitcoin Custodian or the Cash Custodian under the Trust Documents.

Under the Trust Agreement and the Trust’s agreements with its service providers (“Trust Documents”) each of the Sponsor, the Trustee, the Trust Administrator, and the Custodians has a right to be indemnified by the Trust for certain liabilities or expenses that it incurs without, depending on the applicable Trust Document, gross negligence, bad faith or willful misconduct on its part. Therefore, the Sponsor, the Trustee, the Trust Administrator, or the Custodians may require that the assets of the Trust be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the digital asset holdings of the Trust and the value of the Shares.

Intellectual property rights claims may adversely affect the Trust and the value of the Shares.

The Sponsor is not aware of any intellectual property rights claims that may prevent the Trust from operating and holding Bitcoin. However, third parties may assert intellectual property rights claims relating to the operation of the Trust and the mechanics instituted for the investment in, holding of and transfer of Bitcoin. Regardless of the merit of an intellectual property or other legal action, any legal expenses to defend or payments to settle such claims would be Extraordinary Expenses that would be borne by the Trust through the sale or transfer of its Bitcoin. Additionally, a meritorious intellectual property rights claim could prevent the Trust from operating and force the Sponsor to terminate the Trust and liquidate its Bitcoin. As a result, an intellectual property rights claim against the Trust could adversely affect the value of the Shares.

If the Trust fails to maintain an effective system of internal controls, it may not be able to accurately or timely report our financial condition or results of operations or prevent fraud which may adversely affect the market for the Shares.

The Trust is responsible for establishing and maintaining internal controls over financial reporting. Under this requirement, the Trust must adopt, implement and maintain an internal control system designed to provide reasonable assurance to its management regarding the preparation and fair presentation of published financial statements. The Trust is also required to adopt, implement, and maintain disclosure controls and procedures that are designed to ensure information required to be disclosed by the Trust in reports it files or submits to the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC. There is a risk that the Trust’s internal controls over financial reporting and disclosure controls and procedures could fail to operate as designed or otherwise fail to satisfy SEC requirements. Such a failure could result in the reporting or disclosure of incorrect information or a failure to report information on a timely basis. Such a failure could be to the disadvantage of shareholders and could expose the Trust to penalties or otherwise adversely affect its status under the federal securities laws and SEC regulations and may adversely affect the market for the Shares.

During the preparation of the Trust’s financial statements for the fiscal year ended December 31, 2025, our Principal Executive Officer and Principal Financial Officer concluded that the Trust’s disclosure controls and procedures were ineffective due to a material weakness. The material weakness was identified and remains unremediated as of December 31, 2025. Management has begun enhancing its policies and procedures to remedy the material weakness. Any internal control system, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective may provide only reasonable assurance with respect to financial statement preparation and presentation and other disclosure matters.

Risk Factors Related to the Regulation of the Trust and the Shares

Digital asset markets in the United States currently exist in a state of regulatory uncertainty, and adverse legislative or regulatory developments could significantly harm the value of Bitcoin or the Shares, such as by banning, restricting or imposing onerous conditions or prohibitions on the use of Bitcoin, mining activity, digital wallets, the provision of services related to trading and custodying Bitcoin, the operation of the Bitcoin network, or the digital asset markets generally.

There has been a lack of consensus regarding the regulation of digital assets, including Bitcoin, and their markets. As a result of the growth in the size of the digital asset market, as well as the 2022 Events, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, OCC, CFTC, FINRA, CFPB, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, state financial institution regulators, and others) have been examining the operations of digital asset networks, digital asset users and the digital asset markets. Many of these state and federal agencies brought enforcement actions or issued consumer advisories regarding the risks posed by digital assets to investors.

The 2022 Events, including among others the bankruptcy filings of FTX and its subsidiaries, Three Arrows Capital, Celsius Network, Voyager Digital, Genesis Global Capital, BlockFi and others, and other developments in the digital asset markets, have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on intermediaries such as digital asset platforms, and custodians. Federal and state legislatures and regulatory agencies may introduce and enact new laws and regulations to regulate digital asset intermediaries, such as digital asset platforms and custodians. The March 2023 collapses of Silicon Valley Bank, Silvergate Bank, and Signature Bank, which in some cases provided services to the digital assets industry, may amplify and/or accelerate these trends. On January 3, 2023, the federal banking agencies issued a joint statement on crypto-asset risks to banking organizations following events which exposed vulnerabilities in the crypto-asset sector, including the risk of fraud and scams, legal uncertainties, significant volatility, and contagion risk.

FinCEN requires any administrator or exchanger of convertible digital assets to register with FinCEN as a money transmitter and comply with the anti-money laundering regulations applicable to money transmitters. Entities which fail to comply with such regulations are subject to fines, may be required to cease operations, and could have potential criminal liability. For example, in 2015, FinCEN assessed a $700,000 fine against a sponsor of a digital asset for violating several requirements of the Bank Secrecy Act by acting as a money services business and selling the digital asset without registering with FinCEN, and by failing to implement and maintain an adequate anti-money laundering program. In 2017, FinCEN assessed a $110 million fine against BTC-e, a now defunct digital asset platform, for similar violations. The requirement that exchangers that do business in the United States register with FinCEN and comply with anti-money laundering regulations may increase the cost of buying and selling Bitcoin and therefore may adversely affect the price of Bitcoin and an investment in the Shares.

OFAC has added digital currency addresses, including addresses on the Bitcoin network, to the list of Specially Designated Nationals whose assets are blocked, and with whom U.S. persons are generally prohibited from dealing. Such actions by OFAC, or by similar organizations in other jurisdictions, may introduce uncertainty in the market as to whether Bitcoin that has been associated with such addresses in the past can be easily sold. This “tainted” Bitcoin may trade at a substantial discount compared to untainted Bitcoin. Reduced fungibility in the Bitcoin markets may reduce the liquidity of Bitcoin and therefore adversely affect their price.

Under regulations from the New York State Department of Financial Services (“NYDFS”), businesses involved in digital asset business activity for third parties in or involving New York, excluding merchants and consumers, must apply for a license, commonly known as a BitLicense, from the NYDFS (a “BitLicense”) and must comply with anti-money laundering, cybersecurity, consumer protection, and financial and reporting requirements, among others. As an alternative to a BitLicense, a firm can apply for a charter to become a limited purpose trust company under New York law qualified to engage in certain digital asset business activities. Other states have considered or approved digital asset business activity statutes or rules, passing, for example, regulations or guidance indicating that certain digital asset business activities constitute money transmission requiring licensure.

The inconsistency in applying money transmitting licensure requirements to certain businesses may make it more difficult for these businesses to provide services, which may affect consumer adoption of Bitcoin and its price. In an attempt to address these issues, the Uniform Law Commission passed a model law in July 2017, the Uniform Regulation of Virtual Currency Businesses Act, which has many similarities to the BitLicense and features a multistate reciprocity licensure feature, wherein a business licensed in one state could apply for accelerated licensure procedures in other states. It is still unclear, however, how many states, if any, will adopt some or all of the model legislation.

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

President Trump indicated during his campaign that his administration will be “pro-digital assets” and reportedly discussed the creation of a national Bitcoin reserve, and other potential policies related to digital assets including Bitcoin. Beginning in early 2025, the current administration took steps to strengthen U.S. leadership in the digital assets space, including through the use of executive orders and the establishment of an interagency working group that is tasked with proposing a regulatory framework governing the issuance and operation of digital assets in the United States. In January 2025, President Trump issued the “Strengthening American Leadership in Digital Financial Technology” Executive Order, and the interagency working group released a report in July 2025 outlining the administration’s recommendations to Congress and various agencies reflecting the administration’s “pro-innovation mindset toward digital assets and blockchain technologies.” In addition to specific recommendations for comprehensive regulatory oversight and for the SEC and CFTC to provide clarity on key issues involving digital asset trading and ensure access to consumers, the report also sought to provide clarity on the taxation of digitals assets and access to banking services for the industry and support innovation in the financial markets, among other initiatives. Signed into law shortly before the working group’s report was released, the GENIUS Act establishes a federal regulatory framework for stablecoins, which is the first significant federal digital assets legislation in the United States. Meanwhile, the SEC has taken steps to provide clear regulatory guidance for digital assets through the creation of a crypto task force, speeches, statements and published staff guidance and has held a series of roundtables focused on digital asset-related initiatives. In July 2025, the U.S. Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the FDIC issued a statement for banking organizations regarding the safekeeping of digital assets, which focused on how existing laws, regulations and risk management principles apply to such activities, and signaled additional progress in the increasing regulatory clarity for digital assets by key financial regulators in the United States. Moreover, the proposed digital assets market infrastructure legislation, the CLARITY Act, continues to progress. The passage of the GENIUS Act and continued progress of the CLARITY Act in Congress signals a change in the U.S. government’s approach to digital assets and increasing regulatory clarity for the industry.

Since the release of the January 2025 Executive Order, the SEC rescinded Staff Accounting Bulletin (“SAB”) 121 by issuing SAB 122. Released in March 2022, SAB 121 provided interpretative guidance for a reporting entity that operates a platform that allows its users to transact in digital assets and that engages in activities in which it has an obligation to safeguard customers’ digital assets. Effectively, SAB 121 was seen as a prohibition on national banks and other large financial institutions custodying digital assets. SAB 122 rescinds that prohibition and offers guidance on how an entity that has an obligation to safeguard crypto-assets for others should disclose to investors the entity’s obligation to safeguard crypto-assets held for others. In May 2025, the SEC’s Division of Trading and Markets issued a series of “Frequently Asked Questions” which confirmed that broker-dealers could take custody of crypto assets, such as Bitcoin and Ether, and facilitate in-kind creations and redemptions for spot crypto exchange traded products (“ETPs”). In late July 2025, the SEC voted to approve an order to permit in-kind creations and redemptions by Authorized Participants for certain Bitcoin and Ether-based crypto asset ETPs.

At this time, it is not possible to predict the ultimate impact of the numerous legislative and regulatory developments on the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and Bitcoin held by the Trust specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares.

A determination that Bitcoin or any other digital asset is a “security” may adversely affect the value of Bitcoin and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.

Depending on its characteristics, a digital asset may be considered a “security” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements made in the past by senior officials at the SEC and endorsed by its previous chair in a letter to a member of Congress appeared to indicate that the SEC did not consider Bitcoin to be a security, at least currently, and the staff has provided informal assurances to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the promoters of several other digital assets on the basis that the digital assets in question are securities.

Whether a digital asset is a security under the federal securities laws currently depends on whether it is included in the lists of instruments making up the definition of “security” in the Securities Act, the Exchange Act and the Investment Company Act. Digital assets as such do not appear in any of these lists, although each list includes the terms “investment contract” and “note,” and the SEC has typically analyzed whether a particular digital asset is a security by reference to whether it meets the tests developed by the federal courts interpreting these terms, known as the Howey and Reves tests, respectively. For many digital assets, whether or not the Howey or Reves tests are met is difficult to resolve definitively, and substantial legal arguments can often be made both in favor of and against a particular digital asset qualifying as a security under one or both of the Howey and Reves tests. Adding to the complexity, the SEC staff has indicated that the security status of a particular digital asset can change over time as the relevant facts evolve.

As part of determining whether Bitcoin is a security for purposes of the federal securities laws, the Sponsor takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws, and other materials relevant to the status of Bitcoin as a security (or not). Finally, the Sponsor discusses the security status of Bitcoin with its external securities lawyers. Through this process the Sponsor believes that it is applying the proper legal standards in determining that Bitcoin is not a security in light of the uncertainties inherent in the Howey and Reves tests. However, because of these uncertainties and the fact-based nature of the analysis, the Sponsor acknowledges that Bitcoin may in the future be found by the SEC or a federal court to be a security notwithstanding the Sponsor’s prior conclusion; and the Sponsor’s prior conclusion, even if reasonable under the circumstances and made in good faith, would not preclude legal or regulatory action based on the presence of a security.

The Sponsor may dissolve the Trust if the Sponsor determines Bitcoin is a security under the federal securities laws, whether that determination is initially made by the Sponsor itself, or because the SEC or a federal court subsequently makes that determination. Because the legal tests for determining whether a digital asset is or is not a security often leave room for interpretation, and because the SEC has not taken a definitive position, for so long as the Sponsor believes there to be good faith grounds to conclude that the Trust’s Bitcoin is not a security, the Sponsor does not intend to dissolve the Trust on the basis that Bitcoin could at some future point be determined to be a security.

Any enforcement action by the SEC or a state securities regulator asserting that Bitcoin is a security, or a court decision to that effect, would be expected to have an immediate material adverse impact on the trading value of Bitcoin, as well as the Shares. This is because the business models behind most digital assets are incompatible with regulations applying to transactions in securities.

Without a clear regulatory framework for digital assets in the U.S., if a digital asset is determined or asserted to be a security, it may be difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. For example, in 2020 the SEC filed a complaint against the issuer of XRP, Ripple Labs, Inc., and two of its executives, alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. In the years prior to the SEC’s action, XRP’s market capitalization at times reached over $100 billion. However, in the weeks following the SEC’s complaint, XRP’s market capitalization fell to less than $10 billion, which was less than half of its market capitalization in the days prior to the complaint. Although the SEC and Ripple recently reached a settlement to resolve the enforcement action and to dismiss their respective court appeals, which has largely been viewed as positive in the digital assets market, there remains continued uncertainty as to the regulatory framework that will be applied by the SEC and courts to digital assets. Such uncertainty may remain until legislation providing a regulatory framework is adopted.

In addition, if Bitcoin is determined to be a security, the Trust could be considered an unregistered “investment company” under SEC rules, which could necessitate the Trust’s liquidation. In this case, the Trust and the Sponsor may be deemed to have participated in an illegal offering of securities and there is no guarantee that the Sponsor will be able to register the Trust under the Investment Company Act at such time or take such other actions as may be necessary to ensure the Trust’s activities comply with applicable law, which could force the Sponsor to liquidate the Trust.

Moreover, whether or not the Sponsor or the Trust were subject to additional regulatory requirements as a result of any SEC or federal court determination that its assets include securities, the Sponsor may nevertheless decide to terminate the Trust, in order, if possible, to liquidate the Trust’s assets while a liquid market still exists. For example, in response to the SEC’s action against the issuer of XRP, certain significant market participants announced they would no longer support XRP and announced measures, including the delisting of XRP from major digital asset trading platforms. The sponsor of the Grayscale XRP Trust subsequently dissolved the trust and liquidated its assets. If the SEC or a federal court were to determine that Bitcoin is a security, it is likely that the value of the Shares of the Trust would decline significantly, and that the Trust itself may be terminated and, if practical, its assets liquidated.

Competing industries may have more influence with policymakers than the digital asset industry, which could lead to the adoption of laws and regulations that are harmful to the digital asset industry.

The digital asset industry is relatively new and does not have the same access to policymakers and lobbying organizations in many jurisdictions compared to industries with which digital assets may be seen to compete, such as banking, payments and consumer finance. Competitors from other, more established industries may have greater access to and influence with governmental officials and regulators and may be successful in persuading these policymakers that digital assets require heightened levels of regulation compared to the regulation of traditional financial services. As a result, new laws and regulations may be proposed and adopted in the United States and elsewhere, or existing laws and regulations may be interpreted in new ways, that disfavor or impose compliance burdens on the digital asset industry or digital asset platforms, which could adversely impact the value of Bitcoin and therefore the value of the Shares.

Regulatory changes or actions in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the digital asset platform market in a manner that adversely affects the value of the Shares.

Various foreign jurisdictions have adopted, and may continue to adopt laws, regulations or directives that affect digital asset networks (including the Bitcoin network), the digital asset markets (including the Bitcoin market), and their users, particularly digital asset platforms and service providers that fall within such jurisdictions’ regulatory scope. For example, if China or other foreign jurisdictions were to ban or otherwise restrict manufacturers’ ability to produce or sell semiconductors or hard drives in connection with Bitcoin mining, it would have a material adverse effect on digital asset networks (including the Bitcoin network) and the digital asset market, and as a result, impact the value of the Shares.

A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. In May 2021, the Chinese government announced renewed efforts to restrict cryptocurrency trading and mining activities. Regulators in Inner Mongolia and other regions of China have proposed regulations that would create penalties for companies engaged in cryptocurrency mining activities and introduce heightened energy saving requirements on industrial parks, data centers and power plants providing electricity to cryptocurrency miners. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. The Financial Services and Markets Bill became law in 2023 and brought digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In the European Union, the Markets in Crypto Assets Regulation, which is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers entered into force in June 2023, with its provisions related to issuers of asset-referenced tokens and electronic money tokens applying as of June 30, 2024. The remaining provisions, including those related to crypto-asset services providers, and issuers of crypto-assets other than asset-referenced tokens and electronic money tokens, began applying on December 30, 2024.

Foreign laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of one or more digital assets by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the digital asset economy in the European Union, China, Japan, Russia and the United States and globally, or otherwise negatively affect the value of Bitcoin. Moreover, other events, such as the interruption in telecommunications or internet services, cyber-related terrorist acts, civil disturbances, war or other catastrophes, could also negatively affect the digital asset economy in one or more jurisdictions. For example, Russia’s invasion of Ukraine on February 24, 2022 led to volatility in digital asset prices, with an initial steep decline followed by a sharp rebound in prices. The effect of any future regulatory change or other events on the Trust or Bitcoin is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares.

If regulators or public utilities take actions that restrict or otherwise impact mining activities, there may be a significant decline in such activities, which could adversely affect the Bitcoin network and the value of the Shares.

Concerns have been raised about the electricity required to secure and maintain digital asset networks. For example, as of December 31, 2025, approximately 1.043 billion tera hashes were performed every second in connection with mining on the Bitcoin network. Although measuring the electricity consumed by this process is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. The operations of the Bitcoin network and other digital asset networks may also consume significant amounts of energy. Further, in addition to the direct energy costs of performing calculations on any given digital asset network, there are indirect costs that impact a network’s total energy consumption, including the costs of cooling the machines that perform these calculations.

Driven by concerns around energy consumption and the impact on public utility companies, various states and cities have implemented, or are considering implementing, moratoriums on mining activity in their jurisdictions. A significant reduction in mining activity as a result of such actions could adversely affect the security of the Bitcoin network by making it easier for a malicious actor or botnet to manipulate the relevant blockchain. See “—If a malicious actor or botnet obtains control of more than 50% of the processing power on the Bitcoin network, or otherwise obtains control over the Bitcoin network through its influence over core developers or otherwise, such actor or botnet could manipulate the relevant blockchain to adversely affect the value of the Shares or the ability of the Trust to operate.” If regulators or public utilities take actions that restrict or otherwise impact mining activities, such actions could result in decreased security of a digital asset network, including the Bitcoin network, and consequently adversely impact the value of the Shares.

If regulators subject the Trust, the Trustee or the Sponsor to regulation as a money service business or money transmitter, this could result in Extraordinary Expenses to the Trust, the Trustee or the Sponsor and also result in decreased liquidity for the Shares.

To the extent that the activities of the Trust, the Trustee or the Sponsor cause it to be deemed a money services business under the regulations promulgated by FinCEN, the Trust, the Trustee or the Sponsor may be required to comply with FinCEN regulations, make certain reports to FinCEN and maintain certain records. Similarly, the activities of the Trust, the Trustee or the Sponsor may require it to be licensed as a money transmitter or as a digital asset business, such as under the NYDFS’ BitLicense regulation.

Such additional regulatory obligations may cause the Trust, the Trustee or the Sponsor to incur Extraordinary Expenses. If the Trust, the Trustee or the Sponsor decide to seek the required licenses, there is no guarantee that they will timely receive them. The Trustee may decide to discontinue and wind up the Trust. A dissolution of the Trust in response to the changed regulatory circumstances may be at a time that is disadvantageous to the Shareholders.

Additionally, to the extent the Trust, the Trustee or the Sponsor is found to have operated without appropriate state or federal licenses, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which would harm the reputation of the Trust, the Trustee or the Sponsor, and have a material adverse effect on the price of the Shares.

If the Bitcoin network is used to facilitate illicit activities, businesses that facilitate Bitcoin transactions could be at increased risk of criminal or civil liability, or of having services cut off, which could negatively affect the price of Bitcoin and the value of the Shares.

Although transaction details of peer-to-peer transactions are recorded on the Bitcoin blockchain, a buyer or seller of digital assets on a peer-to-peer basis directly on the Bitcoin network may never know to whom the public key belongs or the true identity of the party with whom it is transacting. Public key addresses are randomized sequences of alphanumeric characters that, standing alone, do not provide sufficient information to identify users. In addition, certain technologies may obscure the origin or chain of custody of digital assets. In addition, certain technologies, such as Bitcoin trading platforms commonly referred to as “mixers,” may obscure the origin or chain of custody of Bitcoin. The opaque nature of the market poses asset verification challenges for market participants, regulators and auditors and gives rise to an increased risk of manipulation and fraud, including the potential for Ponzi schemes, bucket shops and pump and dump schemes. Digital assets have in the past been used to facilitate illicit activities. If a digital asset was used to facilitate illicit activities, businesses that facilitate transactions in such digital assets could be at increased risk of potential criminal or civil liability or lawsuits, or of having banking or other services cut off, and such digital asset could be removed from digital asset platforms. Any of the aforementioned occurrences could adversely affect the price of the relevant digital asset, the attractiveness of the respective blockchain network and an investment in the Shares. If the Trust, the Sponsor or the Trustee were to transact with a sanctioned entity, the Trust, the Sponsor or the Trustee would be at risk of investigation, potential criminal or civil lawsuits or liability, have their assets frozen, lose access to banking services or services provided by other service providers, or suffer disruptions to their operations, any of which could negatively affect the Trust’s ability to operate or cause losses in value of the Shares.

The Trust takes measures with the objective of reducing illicit financing risks in connection with the Trust’s activities. However, illicit financing risks are present in the digital asset markets, including markets for Bitcoin. There can be no assurance that the measures employed by the Trust will prove successful in reducing illicit financing risks, and the Trust is subject to the complex illicit financing risks and vulnerabilities present in the digital asset markets. If such risks eventuate, the Trust, the Sponsor or the Trustee or their affiliates could face civil or criminal liability, fines, penalties, or other punishments, be subject to investigation, have their assets frozen, lose access to banking services or services provided by other service providers, or suffer disruptions to their operations, any of which could negatively affect the Trust’s ability to operate or cause losses in value of the Shares.

Regulatory changes or interpretations could obligate the Trust, the Trustee or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust.

Current and future federal or state legislation, CFTC and SEC rulemaking and other regulatory developments may impact the manner in which Bitcoin is treated. In particular, Bitcoin may be classified by the CFTC as a “commodity interest” under the Commodity Exchange Act or may be classified by the SEC as a “security” under U.S. federal securities laws. The Sponsor, the Trustee and the Trust cannot be certain as to how future regulatory developments will impact the treatment of Bitcoin under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. If the Trustee decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to Shareholders.

To the extent that Bitcoin is deemed to fall within the definition of a “commodity interest” under the Commodity Exchange Act, the Trust, the Trustee and the Sponsor may be subject to additional regulation under the Commodity Exchange Act and CFTC regulations. The Sponsor or the Trustee may be required to register as a commodity pool operator or commodity trading adviser with the CFTC and become a member of the National Futures Association and may be subject to additional regulatory requirements with respect to the Trust, including disclosure and reporting requirements. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor or the Trustee determines not to comply with such additional regulatory and registration requirements, the Trustee will terminate the Trust. Any such termination could result in the liquidation of the Trust’s Bitcoin at a time that is disadvantageous to Shareholders.

To the extent that Bitcoin is deemed to fall within the definition of “security” under U.S. federal securities laws, the Trust, the Trustee and the Sponsor may be subject to additional requirements under the Investment Company Act and the Sponsor or the Trustee may be required to register as an investment adviser under the Investment Advisers Act. Such additional registration may result in extraordinary, recurring and/or non-recurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor or the Trustee determines not to comply with such additional regulatory and registration requirements, the Trustee will terminate the Trust. Any such termination could result in the liquidation of the Trust’s Bitcoin at a time that is disadvantageous to Shareholders.

The treatment of the Trust for U.S. federal income tax purposes is uncertain.

The Sponsor intends to take the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust is not subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares is treated as directly owning its pro rata share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions “flows through” to each beneficial owner of Shares.

The Trust may take certain positions with respect to the tax consequences of Incidental Rights and its receipt of IR Virtual Currency. If the IRS were to disagree with, and successfully challenge any of these positions the Trust might not qualify as a grantor trust. In addition, if in consultation with legal advisors and tax consultants, the Trust determines that the IR Virtual Currency is, or is likely to be deemed, a security under federal or state securities laws or cause the Trust to lose its status as an investment trust classified as a grantor trust, the Sponsor will cause the Trust to irrevocably abandon any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future. However, there can be no assurance that these abandonments would be treated as effective for U.S. federal income tax purposes, or that the Sponsor will continue to cause the Trust to irrevocably abandon any Incidental Rights and IR Virtual Currency if there are future regulatory developments that would make it feasible for the Trust to retain those assets. If the Trust were treated as owning any asset other than Bitcoin (and/or incidental cash) as of any date on which it creates or redeems Shares, it may cease to qualify as a grantor trust for U.S. federal income tax purposes.

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

If the Trust is not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital currency for U.S. federal income tax purposes, future developments regarding the treatment of digital currency for U.S. federal income tax purposes could adversely affect the value of the Shares. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally are not expected to be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing of the recognition of taxable income or loss and (in certain circumstances) withholding taxes. In addition, tax information reports provided to beneficial owners of Shares would be made on a Schedule K-1. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it generally would be classified as a corporation for such purposes. If it were treated as a corporation, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%), plus possible state and/or local taxes, on its net taxable income, and certain distributions made by the Trust to Shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits. Any such dividend distributed to a beneficial owner of Shares that is a non-U.S. person for U.S. federal income tax purposes generally would be subject to U.S. federal withholding tax at a rate of 30% (or such lower rate as provided in an applicable tax treaty).

The treatment of digital currency for U.S. federal income tax purposes is uncertain.

Assuming that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes, each beneficial owner of Shares is treated for U.S. federal income tax purposes as the owner of an undivided interest in the Bitcoin held in the Trust. Due to the new and evolving nature of digital currencies and the absence of comprehensive guidance with respect to digital currencies, many significant aspects of the U.S. federal income tax treatment of digital currency are uncertain.

In 2014, the Internal Revenue Service (“IRS”) released a notice (the “Notice”) discussing certain aspects of “convertible virtual currency” (that is, digital currency that has an equivalent value in fiat currency or that acts as a substitute for fiat currency) for U.S. federal income tax purposes and, in particular, stating that such digital currency (i) is “property;” (ii) is not “currency” for purposes of the rules relating to foreign currency gain or loss; and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” (the “Ruling & FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital currencies are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital currency. However, the Notice and the Ruling & FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital currencies. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions.

The IRS and Treasury department have also released regulations addressing information reporting of digital assets (the “Regulations”) (and collectively with the Notice, the Ruling & FAQs, and the Regulations, the “Existing IRS Guidance”). The Regulations also provide guidance with respect to the calculation of gain or loss and the basis of digital assets under Section 1001 and 1012 of the Code. Certain aspects of the Regulations have been delayed to January 1, 2027.

Future developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes. For example, the Notice addresses only digital currency that is “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, the Trust may hold certain types of digital currency that are not within the scope of the Notice.

There can be no assurance that the IRS will not alter its position with respect to digital currencies in the future or that a court would uphold the treatment set forth in the Existing IRS Guidance. It is also unclear what additional guidance on the treatment of digital currencies for U.S. federal income tax purposes may be issued in the future. Any future guidance on the treatment of digital currencies for U.S. federal income tax purposes could increase the expenses of the Trust and could have an adverse effect on the prices of digital currencies, including on the price of Bitcoin in the digital asset markets. As a result, any such future guidance could have an adverse effect on the value of the Shares.

Shareholders are urged to consult their tax advisers regarding the tax consequences of owning and disposing of Shares and digital currencies in general.

Future developments regarding the treatment of digital currency for U.S. federal income tax purposes could adversely affect the value of the Shares.

As discussed above, many significant aspects of the U.S. federal income tax treatment of digital currency, such as Bitcoin, are uncertain, and it is unclear what guidance on the treatment of digital currency for U.S. federal income tax purposes may be issued in the future. It is possible that any such guidance would have an adverse effect on the prices of digital currency, including on the price of Bitcoin in digital asset platforms, and therefore may have an adverse effect on the value of the Shares.

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

Future developments in the treatment of digital currency for tax purposes other than U.S. federal income tax purposes could adversely affect the value of the Shares.

The taxing authorities of certain states, including New York, (i) have announced that they will follow the Notice with respect to the treatment of digital currencies for state income tax purposes; and/or (ii) have issued guidance exempting the purchase and/or sale of digital currencies for fiat currency from state sales tax. Other states have not issued any guidance on these points, and could take different positions (e.g., imposing sales taxes on purchases and sales of digital currencies for fiat currency), and states that have issued guidance on their tax treatment of digital currencies could update or change their tax treatment of digital currencies. It is unclear what further guidance on the treatment of digital currencies for state or local tax purposes may be issued in the future. A state or local government authority’s treatment of Bitcoin may have negative consequences, including the imposition of a greater tax burden on investors in Bitcoin or the imposition of a greater cost on the acquisition and disposition of Bitcoin generally.

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

Any future guidance on the treatment of digital currencies for state, local or non U.S. tax purposes could increase the expenses of the Trust and could have an adverse effect on the prices of digital currencies, including on the price of Bitcoin in digital asset platforms. As a result, any such future guidance could have an adverse effect on the value of the Shares.

A U.S. Tax-Exempt Shareholder may recognize “unrelated business taxable income” as a consequence of an investment in Shares.

Under the guidance provided in the Ruling & FAQs, hard forks, airdrops and similar occurrences with respect to digital currencies will under certain circumstances be treated as taxable events giving rise to ordinary income. In the absence of guidance to the contrary, it is possible that any such income recognized by a U.S. Tax-Exempt Shareholder (as defined under “U.S. Federal Income Tax Consequences” below) would constitute “unrelated business taxable income” (“UBTI”). Tax-exempt Shareholders should consult their tax advisers regarding whether such Shareholder may recognize UBTI as a consequence of an investment in Shares.

Shareholders could incur a tax liability without an associated distribution of the Trust.

In the normal course of business, it is possible that the Trust could incur a taxable gain in connection with the sale of Bitcoin (such as sales of Bitcoin to obtain fiat currency with which to pay the Management Fee or Trust expenses, and including deemed sales of Bitcoin as a result of the Trust using Bitcoin to pay the Management Fee or its expenses) that is otherwise not associated with a distribution to Shareholders. Shareholders may be subject to tax due to the grantor trust status of the Trust even though there is not a corresponding distribution from the Trust.

A hard “fork” of the Bitcoin blockchain could result in Shareholders incurring a tax liability.

If a hard fork occurs in the Bitcoin blockchain, the Trust could hold both the original Bitcoin and the alternative new Bitcoin. The IRS has held that a hard fork resulting in the creation of new units of cryptocurrency is a taxable event giving rise to ordinary income. Moreover, if such an event occurs, the Trust Agreement provides that the Sponsor shall have the discretion to determine whether the original or the alternative asset shall constitute Bitcoin. The Trust shall treat whichever asset the Sponsor determines is not Bitcoin as Incidental Rights or IR Virtual Currency, which it has committed to irrevocably abandon.

The Existing IRS Guidance does not address whether income recognized by a non-U.S. person as a result of a fork, airdrop or similar occurrence could be subject to the 30% withholding tax imposed on U.S.-source “fixed or determinable annual or periodical” income. Non-U.S. Shareholders (as defined under “U.S. Federal Income Tax Consequences” below) should assume that, in the absence of guidance, a withholding agent (including the Sponsor) is likely to withhold 30% of any such income recognized by a Non-U.S. Shareholder in respect of its Shares, including by deducting such withheld amounts from proceeds that such Non-U.S. Shareholder would otherwise be entitled to receive in connection with a distribution of Incidental Rights or IR Virtual Currency. The Sponsor has committed to cause the Trust to irrevocably abandon any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future. However, there can be no assurance that these abandonments would be treated as effective for U.S. federal income tax purposes, or that the Sponsor will continue to cause the Trust to irrevocably abandon any Incidental Rights and IR Virtual Currency if there are future regulatory developments that would make it feasible for the Trust to retain those assets.

The receipt of Incidental Rights or IR Virtual Currency may cause Shareholders to incur a United States federal, state, and/or local, or non-U.S., tax liability. Any tax liability could adversely impact an investment in the Shares and may require Shareholders to prepare and file tax returns they would not otherwise be required to prepare and file.

Risk Factors Related to Potential Conflicts of Interest

Potential conflicts of interest may arise among the Sponsor or its affiliates and the Trust. The Sponsor and its affiliates have no fiduciary duties to the Trust and its Shareholders other than as provided in the Trust Agreement, which may permit them to favor their own interests to the detriment of the Trust and its Shareholders.

The Sponsor manages the affairs of the Trust. Conflicts of interest may arise among the Sponsor and its affiliates, on the one hand, and the Trust and its Shareholders, on the other hand. As a result of these conflicts, the Sponsor may favor its own interests and the interests of its affiliates over the Trust and its Shareholders. These potential conflicts include, among others, the following:

●	the Sponsor has no fiduciary duties to, and is allowed to take into account the interests of parties other than, the Trust and its Shareholders in resolving conflicts of interest, provided the Sponsor does not act in bad faith;

●	the Trust has agreed to indemnify the Sponsor, the Trustee, and their respective affiliates pursuant to the Trust Agreement;

●	the Sponsor is responsible for allocating its own limited resources among different clients and potential future business ventures, to each of which it may owe fiduciary duties;

●	the Sponsor and its staff also service affiliates of the Sponsor, and may also service other digital asset investment vehicles, and their respective clients and cannot devote all of its, or their, respective time or resources to the management of the affairs of the Trust;

●	the Sponsor, its affiliates and their officers and employees are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with the Trust;

●	affiliates of the Sponsor may start to have substantial direct investments in Bitcoin, stablecoins (such as USDC), or other digital assets or companies in the digital assets ecosystem that they are permitted to manage taking into account their own interests without regard to the interests of the Trust or its Shareholders, and any increases, decreases or other changes in such investments could affect the Index and, in turn, the value of the Shares;

●	the Sponsor decides whether to retain separate counsel, accountants or others to perform services for the Trust; and

●	the Sponsor may appoint an agent to act on behalf of the Shareholders which may be the Sponsor or an affiliate of the Sponsor.

By purchasing the Shares, Shareholders agree and consent to the provisions set forth in the Trust Agreement.

Shareholders cannot be assured of the Sponsor’s continued services, the discontinuance of which may be detrimental to the Trust.

Shareholders cannot be assured that the Sponsor will be willing or able to continue to serve as sponsor to the Trust for any length of time. If the Sponsor discontinues its activities on behalf of the Trust and a substitute sponsor is not appointed, the Trust will terminate and liquidate its Bitcoin.

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

Although the Bitcoin Custodian is a fiduciary with respect to the Trust’s assets, it could resign or be removed by the Sponsor, which may trigger early dissolution of the Trust.

The Bitcoin Custodian has represented that it is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Advisers Act and is licensed to custody the Trust’s Bitcoin in trust on the Trust’s behalf. However, the Bitcoin Custodian may terminate the Custodial Services Agreement for cause at any time, and the Bitcoin Custodian can terminate the Custodial Services Agreement for any reason upon providing the applicable notice provided under the Custodial Services Agreement. If the Bitcoin Custodian resigns, is removed, or is prohibited by applicable law or regulation to act as custodian, and no successor custodian has been employed, the Sponsor may dissolve the Trust in accordance with the terms of the Trust Agreement.

Coinbase serves as the Bitcoin custodian for several competing exchange-traded Bitcoin products, which could adversely affect the Trust’s operations and ultimately the value of the Shares.

The Bitcoin Custodian is an affiliate of Coinbase Global. As of the date hereof, Coinbase Global is the largest publicly traded crypto asset company in the world by market capitalization and is also the largest crypto asset custodian in the world by assets under custody. By virtue of its leading market position and capabilities, and the relatively limited number of institutionally-capable providers of crypto asset brokerage and custody services, Coinbase serves as the Bitcoin custodian for several competing exchange-traded Bitcoin products. Therefore, Coinbase has a critical role in supporting the U.S. spot Bitcoin exchange-traded product ecosystem, and its size and market share create the risk that Coinbase may fail to properly resource its operations to adequately support all such products that use its services that could harm the Trust, the Shareholders and the value of the Shares. If Coinbase were to favor the interests of certain products over others, it could result in inadequate attention or comparatively unfavorable commercial terms to less favored products, which could adversely affect the Trust’s operations and ultimately the value of the Shares.

The Trust’s Authorized Participants act in similar or identical capacities for several competing exchange-traded Bitcoin products which may impact the ability or willingness of one or more Authorized Participants to participate in the creation and redemption process, adversely affect the Trust’s ability to create or redeem Baskets and adversely affect the Trust’s operations and ultimately the value of the Shares.

Many of the Trust’s Authorized Participants, now or in the future, act or may act in the same capacity for several competing exchange-traded Bitcoin products. Each Authorized Participant has limited balance sheet capacity, which means that, particularly during times of heightened market trading activity or market volatility or turmoil, Authorized Participants may not be able or willing to submit creation or redemption orders with the Trust or may do so in limited capacities. The inability or unwillingness of Authorized Participants to do so could lead to the potential for the Shares to trade at premiums or discounts to the NAV, and such premiums or discounts could be substantial.

Furthermore, if creations or redemptions are unavailable due to the inability or unwillingness of one or more of the Trust’s Authorized Participants to submit creation or redemption orders with the Trust (or do so in a limited capacity), the arbitrage mechanism may fail to function as efficiently as it otherwise would or be unavailable. This could result in impaired liquidity for the Shares, wider bid/ask spreads in the secondary trading of the Shares and greater costs to investors and other market participants, all of which could cause the Sponsor to halt or suspend the creation or redemption of Shares during such times, among other consequences.

Shareholders and Authorized Participants lack the right under the Custodial Services Agreement to assert claims directly against the Bitcoin Custodian, which significantly limits their options for recourse.

Neither the Shareholders nor any Authorized Participant have a right under the Custodial Services Agreement to assert a claim against the Bitcoin Custodian. Claims under the Custodial Services Agreement may only be asserted by the Trustee on behalf of the Trust.

Risk Factors Related to ERISA

Notwithstanding the commercially reasonable efforts of the Sponsor, it is possible that the underlying assets of the Trust will be deemed to include “plan assets” for the purposes of Title I of the Employee Retirement Income Security Act of 1974 (“ERISA”) or Section 4975 of the Code. If the assets of the Trust were deemed to be “plan assets,” this could result in, among other things, (i) the application of the prudence and other fiduciary standards of ERISA to investments made by the Trust; and (ii) the possibility that certain transactions in which the Trust might otherwise seek to engage in the ordinary course of its business and operation could constitute non-exempt “prohibited transactions” under Section 406 of ERISA and/or Section 4975 of the Code, which could restrict the Trust from entering into an otherwise desirable investment or from entering into an otherwise favorable transaction. In addition, fiduciaries who decide to invest in the Trust could, under certain circumstances, be liable for “prohibited transactions” or other violations as a result of their investment in the Trust or as co-fiduciaries for actions taken by or on behalf of the Trust or the Sponsor. There may be other federal, state, local, non-U.S. law or regulation that contains one or more provisions that are similar to the foregoing provisions of ERISA and the Code that may also apply to an investment in the Trust.

The application of ERISA (including the corresponding provisions of the Code and other relevant laws) may be complex and dependent upon the particular facts and circumstances of the Trust and of each Plan, and it is the responsibility of the appropriate fiduciary of each investing Plan to ensure that any investment in the Trust by such Plan is consistent with all applicable requirements. Each Shareholder, whether or not subject to Title I of ERISA or Section 4975 of the Code, should consult its own legal and other advisors regarding the considerations discussed above and all other relevant ERISA and other considerations before purchasing the Shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

The Trust does not have any officers, directors or employees. The Sponsor, an affiliate of REX Financial, LLC (“REX Financial”), is responsible for the oversight and overall management of the Trust. The Sponsor relies on REX Financial’s cybersecurity framework for the Trust’s cybersecurity risk management and strategy, and REX Financial uses a third-party service provider to oversee and implement the cybersecurity program. REX Financial’s enterprise-wide cybersecurity risk management policies and procedures are informed by industry standards, and they are designed to address cybersecurity risks identified by external auditors and assessors, threat intelligence providers, internal stakeholders, vulnerability management programs and security management programs. REX Financial’s cybersecurity risk management program is designed to be aligned with its business strategy. It shares common methodologies, reporting channels and governance processes that apply to other areas of enterprise risk, including legal, compliance, strategic, operational and financial risk.

Governance Related to Cybersecurity Risks

The cybersecurity risk management program and related operations and processes are delegated to a third-party service provider specializing in information technology and cybersecurity management. The current third-party service provider is compliant with Service Organization Controls Type II reporting and provides engineers, technicians, and specialists who average more than 10 years’ experience in vital areas. The Sponsor’s senior officers regularly review firm management and issues, including cybersecurity issues (if any). Any incidents identified by the third-party service provider are elevated to the Sponsor’s Chief Compliance Officer and discussed with other senior officers of the Sponsor. As of December 31, 2024, cybersecurity risks have not materially affected the Trust’s business strategy, results of operations or financial condition. However, the Trust can provide no assurance that there will not be cybersecurity threats or incidents in the future or that they will not materially affect the Trust. For more information regarding the risks the Trust faces from cybersecurity threats, see Item 1A. “Risk Factors” included in this Annual Report.

ITEM 2. PROPERTIES

Not applicable.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On December 19, 2025, the Shares commenced trading on The Nasdaq Stock Market LLC under the ticker symbol “OBTC”.

Holders

As of March 27, 2026, there were approximately 34 shareholders of record of the Trust. Because all of the Trust’s Shares are held by brokers and other institutions or intermediaries on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

The Trust has no record of paying cash dividends and has no intention to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Shares; Use of Proceeds From Registered Securities

Although the Trust did not redeem Shares directly from its Shareholders, the Trust redeemed Baskets from Authorized Participants during the three months ended December 31, 2025 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
October 1, 2025 to October 31, 2025	—	$—
November 1, 2025 to November 30, 2025	—	—
December 1, 2025 to December 31, 2025	1,080,000	28.37
Total	1,080,000	$28.37

The Trust seeks to use substantially all of the proceeds of the offering of Shares to make investments in Bitcoin in a manner consistent with the Trust’s investment objective.

Purchases of Equity Securities by the Issuers and Affiliated Purchaser

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included elsewhere in this Annual Report, which have been prepared in accordance with GAAP. The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under “Risk Factors” starting on page 31 of this Annual Report.

Financial Highlights for Years Ended December 31, 2025 and 2024

Net realized and unrealized loss on investment in Bitcoin for the year ended December 31, 2025 was $11,315,457 which includes a realized gain of $31,706,586 on the transfer of Bitcoin to pay the Management Fee, redemptions and other expenses and net change in unrealized depreciation on investment in Bitcoin of $43,022,043. Net realized and unrealized loss on investment in Bitcoin for the period was driven by Bitcoin price depreciation from $93,393 per Bitcoin as of December 31, 2024, to $87,316 per Bitcoin as of December 31, 2025. Net decrease in net assets resulting from operations was $13,448,292 for the year ended December 31, 2025, which consisted of the net realized gain and unrealized depreciation on investment in Bitcoin, the Management Fee of $954,927 and other expenses of $1,177,908. Net assets decreased to $136,695,615 on December 31, 2025, a 24% decrease for the period. The decrease in net assets resulted from the aforementioned Bitcoin price depreciation, the Trust’s expenses of $2,132,835 and capital redemptions of $30,635,576 for the period.

Net realized and unrealized gain on investment in Bitcoin for the year ended December 31, 2024 was $120,959,062 which includes a realized gain of $52,607,095 on the transfer of Bitcoin to pay the Management Fee, redemptions and other expenses and net change in unrealized appreciation on investment in Bitcoin of $68,351,967. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $42,014 per Bitcoin as of December 31, 2023, to $93,393 per Bitcoin as of December 31, 2024. Net increase in net assets resulting from operations was $119,372,537 for the year ended December 31, 2024, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Management Fee of $678,610 and other expenses of $907,915. Net assets increased to $180,779,483 on December 31, 2024, a 57% increase for the period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation partially offset by the Trust’s expenses of $1,586,525 for the period and capital redemption of $54,057,318 for the period.

Cash Resources and Liquidity

The Management Fee is paid in U.S. dollars. When selling Bitcoin to pay expenses, the Sponsor endeavors to sell the exact number of Bitcoin needed to pay expenses in order to minimize the Trust’s holdings of assets other than Bitcoin. As a consequence, the Sponsor expects that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period. The prices of digital assets, specifically Bitcoin, have experienced substantial volatility, which may reflect “bubble” type volatility, meaning that high or low prices may have little or no relationship to identifiable market forces, may be subject to rapidly changing investor sentiment, and may be influenced by factors such as technology, regulatory void or changes, fraudulent actors, manipulation, and media reporting. Bitcoin may have value based on various factors, including their acceptance as a means of exchange by consumers and others, scarcity, and market demand.

In exchange for the Management Fee, the Sponsor has agreed to pay all routine and ordinary administrative and operating expenses of the Trust including the fees of the Trustee, the Trust Administrator, Fund Accountant, Transfer Agent, the Custodians’ Fees, Listing Exchange fees, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and ordinary legal fees and expenses. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Historical Digital Asset Holdings and Bitcoin Prices

As movements in the price of Bitcoin directly affects the price of the Shares, investors should understand recent movements in the price of Bitcoin. Investors, however, should also be aware that past movements in the Bitcoin price are not indicators of future movements. Movements may be influenced by various factors, including, but not limited to, government regulation and security breaches experienced by service providers, as well as political and economic uncertainties around the world.

The following chart illustrates the historical movements in the NAV of the Trust from the beginning of the Trust’s operations on January 3, 2019, to December 31, 2025. Prior to trading on the Listing Exchange on December 19, 2025, NAV was determined based on the estimated fair market value price for Bitcoin, reflecting the execution price of Bitcoin on its principal market as determined by the Trust, which uses pricing methodology designed in accordance with ASC 820-10. From December 19, 2025, through December 31, 2025, NAV is determined based on the Index.

The table below illustrates the movements in the Bitcoin Market Price since the beginning of the Trust’s operations on January 3, 2019 through December 18, 2025. Beginning on December 19, 2025, the performance of Bitcoin is measured by reference to the Index. Since the beginning of the Trust’s operations through December 18, 2025, the Bitcoin Market Price has ranged from $3,358.67 to $125,492.00, with the straight average being $41,482.46. From December 19, 2025 through December 31, 2025, the Index price has ranged from $87,218.24 to $88,121.12. The Sponsor has not observed a material difference between the Bitcoin Market Price, the Index price and average prices from the constituent Bitcoin exchanges individually or as a group.

Period	Average	High	Date	Low	Date	End of period
From January 3, 2019 to December 31, 2019	$7,379.15	$13,724.33	6/26/2019	$3,358.67	2/7/2019	$7,153.38
Year ended December 31, 2020	11,131.27	29,026.66	12/31/2020	4,956.92	3/16/2020	29,026.66
Year ended December 31, 2021	47,524.08	67,371.70	11/9/2021	29,785.71	7/20/2021	45,867.86
Year ended December 31, 2022	28,203.59	47,982.33	3/28/2022	15,766.93	11/21/2022	16,561.21
Year ended December 31, 2023	28,831.18	44,422.02	12/8/2023	16,655.42	1/3/2023	42,014.39
Year ended December 31, 2024	65,878.39	106,716.00	12/17/2024	39,120.89	1/23/2024	93,393.01
Year ended December 31, 2025	101,739.77	125,492.00	10/6/2025	76,766.00	4/8/2025	87,315.53
January 3, 2019 (the inception of the Trust’s operations) to December 31, 2025	$41,482.46	$125,492.00	10/6/2025	$3,358.67	2/7/2019	$87,315.53

Secondary Market Trading

The Trust’s Shares were quoted on OTC Markets from February 12, 2021, and on OTCQX under the symbol OBTC from February 26, 2021, through December 18, 2025. On December 19, 2025, the Trust’s Shares began trading on the Listing Exchange. Historically, the price of the Shares as quoted on OTCQX (and OTC Markets) varied significantly from the NAV per Share. From February 12, 2021, to December 18, 2025, the maximum premium of the closing price of the Shares quoted on OTCQX (and OTC Markets) over the value of the Trust’s NAV per Share by reference to the Bitcoin Market Price was approximately 240% and the average daily discount was approximately -11.65%. As of December 31, 2025, the Trust’s Shares have been traded on the Listing Exchange at a premium of approximately 0.14% to the Trust’s NAV per Share.

While quoted on OTCQX and OTC Markets, the historical premium of the closing price of the Shares as compared with the NAV per Share has varied, from a high of 240.16% on February 16, 2021, (closing price $56.39 per Share on OTCQX (and OTC Markets) and NAV per Share $16.58) to a low (i.e., discount) of -46.15% on November 18, 2022 (closing price $3 per Share on OTCQX (and OTC Markets) and NAV per Share $5.56).

The following table sets out the range of high and low closing prices for the Shares as reported by OTCQX, the Trust’s NAV per Share for the period from February 12, 2021, to December 18, 2025.

High		Low
OTC Markets	NAV per Share	OTC Markets	NAV per Share

2/16/2021	10/6/2025	11/18/2022	11/21/2022
$56.39	$40.56	$3.00	$5.28

Market Risk

See “Section 1A—Risk Factors” for a discussion of market risk.

Credit Risk

The Trust holds one type of investment - Bitcoin. To avoid having to pre-fund purchases or sales of Bitcoin in connection with cash creations and redemptions and sales of Bitcoin to pay the Management Fee and any other Trust expenses not assumed by the Sponsor, to the extent applicable, the Trust may acquire Trade Credits from the Lender on a short-term basis pursuant to the Coinbase Trade Financing Agreement (the “Trade Financing Agreement”). The Trust must fully repay to the Lender the Trade Credits extended during a Defined Interval by the Settlement Deadline for that Defined Interval. “Defined Interval” means a twenty-four (24) hour period starting at 6:00 a.m. ET (or such other time as may be notified by the Lender to the Trust from time to time) on any day that the Lender has extended Trade Credit to the Trust. The “Settlement Deadline” shall mean 6:00 p.m. ET on the calendar day immediately following the start of a Defined Interval. The Trust is permitted to repay the Trade Credits at any time during the Defined Interval. Failure of the Trust to fully repay the Trade Credits by the Settlement Deadline may result in an Event of Default (as such term is defined in the agreement). The Trust must repay the Lender with the same type of asset that the Lender provided in extending the applicable Trade Credit. The Trust’s repayment obligation shall be satisfied only when the Lender receives good funds for cash Trade Credits or Bitcoin for Trade Credits. All cash repayments must be made to the Lender in good funds by the Settlement Deadline, regardless of whether the Federal Reserve wire transfer system is open for business.

Trading and Other Risks

See “Section 1A—Risk Factors” for a discussion of trading and other related risks.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Trust does not hold securities and does not invest in derivative instruments.

ITEM 8. FINANCIAL STATEMENTS

See “Index to Financial Statements” on page F-1 for a list of the financial statements being filed therein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial Officer of the Sponsor to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the Trust’s disclosure controls and procedures were ineffective due to a material weakness caused by ineffective oversight of the administrator transition process, including the transfer of tax lot data, which resulted in an audit adjustment to the Trust’s financial statements for the fiscal year ended December 31, 2025 that did not impact the Trust’s NAV. The material weakness was identified and remains unremediated as of December 31, 2025. Management has begun enhancing its policies and procedures to (i) ensure the accuracy of tax lot data provided to the fund administrator and (ii) verify that the appropriate cost relief methodology is properly implemented by the fund administrator.

Management’s Report on Internal Control over Financial Reporting; Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

As of December 31, 2025, our Principal Executive Officer and Principal Financial Officer concluded that the Trust’s disclosure controls and procedures were ineffective due to a material weakness. See “Controls and Procedures—Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures” for a discussion of the effectiveness of disclosure controls of procedures.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Trust does not have any directors, officers or employees. The Sponsor has arranged for the creation and operation of the Trust.

The following persons serve in the below capacities on behalf of the Sponsor:

Name and Age	Position(s) Held with the Sponsor	Length of Time Served	Principal Occupation(s) During the Past Five Years
Gregory D. King (51)	President and Chief Executive Officer	October 2018-Present

Gregory is the Founder and CEO of the Sponsor since its inception in October 2018. Gregory is also the founder and CEO of REX Financial. In 2009, Gregory co-founded VelocityShares, LLC, a provider of alternative exchange-traded products, partnering with Credit Suisse as product issuer. VelocityShares was acquired by Janus Capital in 2014. During his career, Gregory has created and launched over 100 exchange traded funds and notes for Barclays, Credit Suisse, Global X Funds, VelocityShares, REX Shares, and the Sponsor. Gregory received a master’s in business administration from the University of California, Davis, and is a CFA Charter holder. He has been an investor in Bitcoin since 2013.

Robert Rokose (55)	Chief Financial Officer and Treasurer	March 2020-Present	Robert has served Treasurer and CFO of the Sponsor since March 2020. He is also CFO and Chief Compliance Officer of REX Financial Robert has twenty-eight years of accounting and financial services experience. His previous roles include CFO of U.S. Funds at JP Morgan Asset Management, Managing Director and CFO for PIMCO/Allianz Funds and Assistant Vice President & Assistant Controller of publicly held Lexington Global Asset Managers. Robert has served as a Financial Services Consultant and has acted in that role since November 2016. From May 2014 to October 2016, Robert was CFO and Treasurer of AccuShares Investment Management where he led all financial accounting and reporting for the organization. Robert is a Certified Public Accountant, licensed in the state of New York. He has an undergraduate degree from Pace University and a master’s in business administration from the University of Connecticut.
Gregory Collett (54)	General Counsel	November 2024-Present	Gregory Collett has served as General Counsel of the Sponsor since November 2024. Prior to joining the Sponsor, Gregory was General Counsel of SwapGlobal, Inc., a crypto-focused derivatives dealer from July 2023 to November 2025. Prior to that, he was President of BlockFi | NB, a joint venture between Neuberger Berman and BlockFi to launch crypto-focused asset management products from February 2021 to June 2023.

The Sponsor has a code of ethics (the “Code of Ethics”) that applies to those associated with the Sponsor, namely each partner, officer, member/director (or other person occupying a similar status or performing similar functions), and all employees of the Sponsor, as well as any other person who is subject to the supervision and control of the Sponsor. The Sponsor believes that its Code of Ethics is reasonably designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale and/or other dispositions of securities, including Shares of the Trust, as well as the applicable rules and regulations of the Exchange. A copy of the Code of Ethics is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

The Code of Ethics is also available free of charge upon written request sent to the Sponsor at 777 Brickell Ave., Suite 500, Miami, FL 33131.

ITEM 11. EXECUTIVE COMPENSATION

The Trust has no employees, officers or directors and is managed by the Sponsor. None of the directors or officers of the Sponsor receive compensation from the Trust. The Management Fee is accrued daily and paid monthly in arrears in U.S. dollars only, and is calculated by the Trust Administrator. The Trust Administrator calculates the Management Fee on a daily basis by applying the 0.49% annualized rate to the Trust’s NAV, as determined by reference to the Index. The Sponsor previously bore $50,000 per annum of the Trust’s legal fees. Effective December 18, 2025, the Sponsor is no longer paying any portion of the Trust’s legal fees. The Sponsor may, in its sole discretion and from time to time, waive all or a portion of the Management Fee for stated periods of time. For the fiscal period ended December 31, 2025, the Trust incurred a Management Fee of $954,927, of which $889,679 had been paid at December 31, 2025. Management Fees of $65,248 were unpaid at December 31, 2025 and are reported as a liability on the Statements of Assets and Liabilities.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

The Trust has no officers or directors. There are no persons known by the Trust to own directly or indirectly beneficially more than 5% of the outstanding Shares of the Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

General

Shareholders are dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the Sponsor attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Sponsor to ensure that these conflicts do not, in fact, result in adverse consequences to the Trust.

The Sponsor asserts that Shareholders have, by subscribing for Shares, consented to the conflicts of interest described below in the event of any proceeding alleging that such conflicts violated any duty owed by the Sponsor to investors.

The Sponsor

Some of the officers, directors and personnel providing services with respect to the Sponsor do not devote their time exclusively to the Trust. These persons are directors, officers or employees of other entities, including affiliates of the Sponsor, which may compete with the Trust for their services. They could have a conflict between their responsibilities to the Trust and to those other entities.

The Sponsor has sole current authority to manage the investments and operations of the Trust, and this may allow it to act in a way that furthers its own interests which may create a conflict with your best interests. Shareholders have very limited voting rights, which limit their ability to influence matters such as amendment of the Trust Agreement, change in the Trust’s basic investment policy, dissolution of the Trust, or the sale or distribution of the Trust’s assets.

Prime Execution Agent

The Trust may engage in sales of Bitcoin by placing orders with the Prime Execution Agent. The Prime Execution Agent routes orders placed by the Sponsor through the prime execution agent execution platform (the “Trading Platform”) to a Connected Trading Venue where the order is executed. Each order placed by the Sponsor is sent, processed and settled at each Connected Trading Venue to which it is routed. The Prime Execution Agent Agreement provides that the Prime Execution Agent is subject to certain conflicts of interest, including: (i) the Trust’s orders may be routed to the Prime Execution Agent’s own execution venue where the Trust’s orders may be executed against other customers of the Prime Execution Agent or with Coinbase acting as principal, (ii) the beneficial identity of the counterparty purchaser or seller with respect to the Trust’s orders may be unknown and therefore may inadvertently be another client of the Prime Execution Agent, (iii) the Prime Execution Agent does not engage in front-running, but is aware of the Trust’s orders or imminent orders and may execute a trade for its own inventory (or the account of an affiliate) while in possession of that knowledge and (iv) the Prime Execution Agent may act in a principal capacity with respect to certain orders. As a result of these and other conflicts, when acting as principal, the Prime Execution Agent may have an incentive to favor its own interests and the interests of its affiliates over the Trust’s interests.

Proprietary and Individual Trading/Other Clients

The Sponsor and its respective officers, employees and/or affiliates (and the affiliates’ directors, officers and employees) may trade in the Bitcoin, cryptocurrency, derivative or other markets for their own accounts and for the accounts of their clients, and in doing so may take positions opposite to those held by the Trust or ahead of may compete with the Trust for positions in the marketplace. Such trading may create conflicts of interest on behalf of one or more such persons in respect of their obligations to the Trust. Further, such transactions may not serve to benefit the Shareholders of the Trust and may have a positive or negative effect on the value of the Bitcoin held by the Trust and, consequently, on the market value of Bitcoin. There can be no assurance that any of the foregoing will not have an adverse effect on the performance of the Trust or its Shares. Records of proprietary trading and trading on behalf of other clients are not available for inspection by Shareholders. Internal written trading policies are also not available for inspection by Shareholders.

Because the Sponsor and its respective officers, employees and/or affiliates (and the affiliates’ directors, officers and employees) may trade for their own accounts at the same time that the Sponsor is managing the Trust, prospective investors should be aware that such persons may from time-to-time take positions in their proprietary accounts which are opposite, or ahead of, the positions taken for the Trust and proprietary accounts may receive preferential treatment as it relates to the pool.

Resolution of Conflicts Procedures

The Trust Agreement provides that whenever a conflict of interest exists between the Sponsor or any of its affiliates, on the one hand, and the Trust or any Shareholders or any other person, on the other hand, the Sponsor will resolve such conflict of interest considering the relative interest of each party (including its own interest) and the benefits and burdens relating to such interests, any customary or accepted industry practices, and any applicable accepted accounting practices or principles.

Director Independence

As a statutory trust, the Trust does not have a board of directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The table below summarizes the audit and audit-related fees for services performed by Grant Thornton LLP, for the years ended December 31, 2025 and 2024.

	2025	2024
Audit fees	$322,900	$154,230
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$322,900	$154,230

Approval of Independent Registered Public Accounting Firm Services and Fees

The Sponsor approved the services provided by the Trust’s independent registered public accounting firm described above. Fees of such services are paid for by the Sponsor and the Sponsor pre-approves, including for the year ended December 31, 2025, all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

See “Index to Financial Statements” on Page F-1 for a list of the financial statements being filed herein.

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Filed Herewith
3.1	Certificate of Trust of Osprey Bitcoin Trust	S-1/A	333-289334	3.1	12/12/2025
4.1	Second Amended and Restated Declaration of Trust and Trust Agreement	S-1/A	333-289334	4.1	12/12/2025
4.2	Amendment to Trust Agreement, dated as of April 15, 2022, between Osprey Funds, LLC and Delaware Trust Company	S-1/A	333-289334	4.2	12/12/2025
4.3	Second Amendment to the Trust Agreement, dated as of January 18, 2024, by and among Osprey Funds, LLC and Delaware Trust Company	S-1	333-289334	4.3	12/12/2025
4.4	Form of Third Amended and Restated Declaration of Trust and Trust Agreement	S-1/A	333-289334	4.4	12/12/2025
4.5	Form of Authorized Participant Agreement	S-1/A	333-289334	4.5	12/12/2025
4.6	Description of Registrant’s Securities					X
10.1	Coinbase Prime Broker Agreement, dated as of November 26, 2025, between Osprey Bitcoin Trust and Coinbase Custody Trust Company, LLC	S-1/A	333-289334	10.1	12/12/2025
10.2	Custodial Services Agreement (included as Exhibit A to Exhibit 10.1)	S-1/A	333-289334	10.2	12/12/2025
10.3	Master Trading Agreement (included as Exhibit B to Exhibit 10.1)	S-1/A	333-289334	10.3	12/12/2025
10.4	Trade Financing Agreement (included as Exhibit C to Exhibit 10.1)	S-1/A	333-289334	10.4	12/12/2025
10.5	Marketing Agent Agreement dated as of September 17, 2025, by and among Osprey Bitcoin Trust, Osprey Funds, LLC and Foreside Fund Services, LLC	S-1/A	333-289334	10.5	12/12/2025
10.6	Custody Agreement, dated as of November 10, 2025, between Osprey Bitcoin Trust, Osprey Funds, LLC and U.S. Bank National Association	S-1/A	333-289334	10.6	12/12/2025
10.7	Trust Administration Servicing Agreement, dated as of November 10, 2025, between Osprey Bitcoin Trust, Osprey Funds, LLC and U.S. Bancorp Fund Services, LLC dba U.S. Bank Global Fund Services	S-1/A	333-289334	10.7	12/12/2025
10.8	Trust Accounting Servicing Agreement, dated as of November 10, 2025, between Osprey Bitcoin Trust, Osprey Funds, LLC and U.S. Bancorp Fund Services, LLC dba U.S. Bank Global Fund Services	S-1/A	333-289334	10.8	12/12/2025
10.9	Transfer Agent Servicing Agreement, dated as of November 10, 2025, between Osprey Bitcoin Trust, Osprey Funds, LLC and U.S. Bancorp Fund Services, LLC dba U.S. Bank Global Fund Services	S-1/A	333-289334	10.9	12/12/2025
19.1**	Code of Ethics					X
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Compensation Clawback Policy					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File-The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

** Certain exhibits and similar attachments have been omitted in reliance on Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, in the capacities* indicated, thereunto duly authorized.

Signature	Title	Date

/s/ Gregory D. King	Chief Executive Officer (Principal Executive Officer)*	March 31, 2026
Gregory D. King

/s/ Robert J. Rokose	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)*	March 31, 2026
Robert J. Rokose

* The registrant is a trust and the persons are signing in their capacities as officers of Osprey Funds, LLC, the Sponsor of the registrant.

OSPREY BITCOIN TRUST

Report of Independent Registered Public Accounting Firm

To the Shareholders and The Sponsor of

Osprey Bitcoin Trust

Opinion on the financial statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investment, of Osprey Bitcoin Trust (a Delaware Statutory Trust) (the “Trust”) as of December 31, 2025 and 2024, the related statements of operations and changes in net assets for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2025 and 2024, and the results of its operations for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ GRANT THORNTON LLP

We have served as the Trust’s auditor since 2020.

New York, New York

March 31, 2026

Osprey Bitcoin Trust

Statements of Assets and Liabilities

December 31, 2025 and December 31, 2024

(Amounts in U.S. dollars, except shares issued and outstanding)

ASSETS	December 31, 2025	December 31, 2024
Investment in Bitcoin, at fair value (cost $71,478,740 and $72,751,781, respectively)	$136,691,305	$180,982,533
Cash	67,999	322
Other Assets	1,559	62,381
Total Assets	136,760,863	181,045,236

LIABILITIES
Management Fee Payable	65,248	75,278
Due to Sponsor	-	322
Other Payable	-	190,153
Total Liabilities	65,248	265,753

NET ASSETS	$136,695,615	$180,779,483

NET ASSETS CONSIST OF:
Paid-in Capital	$76,978,282	$76,978,282
Redemptions	(84,692,894)	(54,057,318)
Accumulated net investment loss	(7,071,876)	(4,939,041)
Accumulated net realized gain on investment in Bitcoin	86,265,148	54,558,562
Accumulated net change in unrealized appreciation on investment in Bitcoin	65,216,955	108,238,998
Net Assets	$136,695,615	$180,779,483

Shares outstanding (unlimited authorized)	4,860,536	5,940,536
Net asset value per Share	$28.12	$30.43

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Osprey Bitcoin Trust

Schedules of Investment

December 31, 2025 and December 31, 2024

(Amounts in U.S. dollars, except shares)

December 31, 2025

	Units	Fair Value	Percentage of Net Assets
Investment in Bitcoin, at fair value	1,565.49	$136,691,305	100%
(cost $71,478,740)

Cash and Other Assets in Excess of Liabilities		4,310	0%

Net Assets		$136,695,615	100%

December 31, 2024

	Units	Fair Value	Percentage of Net Assets
Investment in Bitcoin, at fair value	1,937.86	$180,982,533	100%
(cost $72,751,781)

Liabilities, less cash and other assets		(203,050)	0%

Net Assets		$180,779,483	100%

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Osprey Bitcoin Trust

Statements of Operations

Years Ended December 31, 2025 and 2024

(Amounts in U.S. dollars)

	Year ended December 31, 2025	Year ended December 31, 2024
Expenses
Management Fee	$954,927	$678,610
Professional Fees	665,196	460,226
Custodian Fees	314,018	207,324
Other	198,694	240,365
Total Expenses	2,132,835	1,586,525
Net Investment Loss	(2,132,835)	(1,586,525)

Net Realized Gain and Net Change in Unrealized Appreciation/(Depreciation) on investment in Bitcoin

Net Realized Gain on Investment in Bitcoin	31,706,586	52,607,095
Net Change in Unrealized Appreciation/(Depreciation) on Investment in Bitcoin	(43,022,043)	68,351,967

Total net realized gain and net change in unrealized appreciation/(depreciation) on investment in Bitcoin	(11,315,457)	120,959,062
Net increase/(decrease) in net assets resulting from operations	$(13,448,292)	$119,372,537

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Osprey Bitcoin Trust

Statements of Changes in Net Assets

Years Ended December 31, 2025 and 2024

(Amounts in U.S. dollars, except shares issued and outstanding)

	Year ended December 31, 2025	Year ended December 31, 2024
Increase (decrease) in net assets from operations
Net Investment Loss	$(2,132,835)	$(1,586,525)
Net realized gain on investment in Bitcoin	31,706,586	52,607,095
Net change in unrealized appreciation/(depreciation) on investment in Bitcoin	(43,022,043)	68,351,967
Net increase/(decrease) in net assets resulting from operations	(13,448,292)	119,372,537

Decrease in net assets from capital transactions
Redemptions	(30,635,576)	(54,057,318)
Net decrease in net assets resulting from capital transactions	(30,635,576)	(54,057,318)

Net increase/(decrease) in net assets	(44,083,868)	65,315,219

Net assets at the beginning of the year	180,779,483	115,464,264
Net assets at the end of the year	$136,695,615	$180,779,483

Change in shares issued and outstanding
Shares issued and outstanding at the beginning of the year	5,940,536	8,340,536
Redemptions	(1,080,000)	(2,400,000)
Shares issued and outstanding at the end of the year	4,860,536	5,940,536

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Osprey Bitcoin Trust

Notes to Financial Statements

December 31, 2025 and December 31, 2024

1. Organization

Osprey Bitcoin Trust (the “Trust”) is a Delaware statutory trust that issues shares representing fractional undivided beneficial interests (“Shares”, formerly referred to as “Units”) in its net assets. The assets of the Trust consist primarily of Bitcoin held by a custodian on behalf of the Trust. The Trust seeks to generally reflect the performance of the price of Bitcoin as measured by reference to the CME CF Bitcoin Reference Rate – New York Variant (the “Index”), less the Trust’s expenses and other liabilities. Osprey Funds, LLC (the “Sponsor”) is the sponsor of the Trust; CSC Delaware Trust Company (the “Trustee”) is the trustee of the Trust; Coinbase Custody Trust Company, LLC (the “Bitcoin Custodian”) is the custodian for the Trust’s Bitcoin holdings; and U.S. Bank National Association (the “Cash Custodian” and, together with the Bitcoin Custodian, the “Custodians”) is the custodian for the Trust’s cash holdings and U.S. Bancorp Fund Services, LLC (d/b/a U.S. Bank Global Fund Services) (the “Trust Administrator” and the “Transfer Agent”) is the administrator of, and the transfer agent for, the Trust, effective December 19, 2025; Securitize Fund Services, LLC was Trust Administrator prior to U.S. Bancorp Fund Services, LLC. The sub-transfer agent for the Trust (the “sub-Transfer Agent”) is Continental Stock Transfer & Trust Company. The Trust was formed on January 3, 2019 and commenced operations on January 22, 2019. The Trust is governed by the Third Amended And Restated Declaration Of Trust And Trust Agreement dated December 18, 2025 (the “Trust Agreement”), as further amended on January 9, 2026. On August 6, 2025, the Sponsor filed a registration on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”) to register the Trust’s Shares under the Securities Act of 1933, as amended (the “Securities Act”), in connection with the Trust’s conversion to an exchange traded product. The registration statement, as amended, was declared effective on December 18, 2025.

Other funds under the Osprey name are also managed by the Sponsor. The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. The Sponsor is responsible for preparing and providing annual reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As consideration for the Sponsor’s services, the Trust pays the Sponsor a Management Fee as discussed in Notes 2 and 5. Pursuant to agreements between REX Services, LLC (“REX Services”) and the Sponsor, REX Services provides legal, compliance, general administrative, operational, and marketing support to the Sponsor.

The investment objective of the Trust is for the Shares to reflect the performance of Bitcoin as measured by reference to the Index, less the Trust’s expenses and other liabilities. The Index is an independently calculated value based on an aggregation of executed trade flow of major Bitcoin spot platforms. The administrator of the Index is CF Benchmarks Ltd.

The Trust has listed the Shares on Nasdaq Stock Market LLC (the “Listing Exchange”) under the symbol “OBTC.” Prior to listing the Shares for trading on the Listing Exchange, the Trust issued Shares pursuant to Regulation D under the Securities Act and the Shares were quoted on OTC Markets Group, Inc.’s OTCQX® Best Marketplace (“OTCQX”) under the ticker symbol “OBTC.”

The Trust is a passive investment vehicle that does not seek to generate returns beyond tracking the price of Bitcoin. This means the Sponsor does not speculatively sell Bitcoin at times when its price is high or speculatively acquire Bitcoin at low prices in the expectation of future price increases. It also means the Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective. The Trust is not a registered investment company under the Investment Company Act and is not required to register under the Investment Company Act. The Sponsor is not registered with the SEC as an investment adviser and is not subject to regulation by the SEC, as such, in connection with its activities with respect to the Trust. The Trust is not a commodity pool for purposes of the Commodity Exchange Act, and the Sponsor is not subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator or a commodity trading advisor in connection with its activities with respect to the Trust.

2. Summary of Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of these financial statements.

Basis of Presentation

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statement. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Trust’s financial statements have been prepared using the accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies. The Trust qualifies as an investment company solely for accounting purposes and not for any other purpose. The Trust is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended.

Use of Estimates

U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Cash

Generally, the Trust does not intend to hold cash, except in connection with cash orders for creations or redemptions of Baskets. Cash includes non-interest bearing non-restricted cash with one institution. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits. In accordance with ASC Topic 230 “Statement of Cash Flows,” the Trust qualifies for an exemption from the requirement to provide a statement of cash flows and has elected not to provide a statement of cash flows.

Investment Transactions and Revenue Recognition

The Trust identifies Bitcoin as an “other investment” in accordance with ASC 946. The Trust considers investment transactions to be the receipt of Bitcoin for Share creations and the delivery of Bitcoin for Share redemptions, or for payment of expenses in Bitcoin. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Gains and losses realized on sales of investments are calculated using a first in, first out method and will be recognized in the statements of operations in the period in which the sale occurred. Realized gains and losses are recognized in connection with transactions including settling obligations for the Management Fee and other expenses in Bitcoin.

Investments made by the Trust intend to be limited to investments in Bitcoin and cash.

Segment Reporting

The Trust is deemed to be an individual segment and the Chief Executive Officer of the Sponsor acts as the Trust’s chief operating decision maker (“CODM”). The CODM monitors the operating results of the Trust as a whole and the Trust’s investment objective is pre-determined in accordance with the terms of the Trust Agreement. The financial information provided to and reviewed by the CODM is consistent with the information presented in the Trust’s financial statements.

Management Fee

The Trust is expected to pay the remuneration due to the Sponsor (the “Management Fee”). The Management Fee is charged by the Sponsor to the Trust at an annual rate of 0.49% of the daily Net Asset Value of the Trust and payable to the Sponsor monthly in arrears in U.S. dollars.

Historically, the Trust paid the Management Fee in Bitcoin, but upon listing as an exchange traded fund, the Management Fee has begun to be paid in U.S. dollars. When selling Bitcoin to pay expenses, the Sponsor endeavors to sell the exact number of Bitcoin needed to pay expenses in order to minimize the Trust’s holdings of assets other than Bitcoin.

Trust Expenses

In accordance with the Trust Agreement, the Sponsor shall assume and pay all routine and ordinary administrative and operating expenses of the Trust including the fees of the Trustee, the Trust Administrator, Fund accountant, Transfer Agent, the Custodians’ Fees, listing exchange fees, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and ordinary legal fees and expenses.

Fair Value Measurements

The Trust’s valuation procedures provide for the designation of the Sponsor to determine the valuation sources and policies to prepare the Trust’s financial statements in accordance with U.S. GAAP. The Trust’s investment in Bitcoin is stated at fair value. To determine the fair value of the Trust’s investment in Bitcoin and the Trust’s net asset value (“NAV”) in accordance with U.S. GAAP, the Trust follows the guidance in ASC 820-10 “Fair Value Measurements,” which outlines the application of fair value accounting. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

ASC 820-10 requires the Trust to assume that Bitcoin is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. The principal market is the market with the greatest volume and level of activity for Bitcoin, and the most advantageous market is defined as the market that maximizes the amount that would be received to sell the asset or minimizes the amount that would be paid to transfer the liability, after taking into account transaction costs. The principal market is generally selected based on the most liquid and reliable exchange (including consideration of the ability for the Trust to access the specific market, either directly or through an intermediary, at the end of each period). The Sponsor evaluates relevant market activity and periodically reassesses the appropriateness of the principal market. The Trust determined the fair value per Bitcoin using the price provided at 4:00 p.m., New York time, by principal market on December 31, which represents both the valuation measurement time and the end of the Trust’s fiscal year reporting period.

U.S. GAAP utilizes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independence of the Trust. Unobservable inputs reflect the Trust’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

3. Fair Value of Bitcoin:

The investment measured at fair value on a recurring basis and categorized using the three levels of fair value hierarchy consisted of the following as of December 31, 2025, and December 31, 2024:

	Number of	Per Bitcoin	Amount at	Fair Value Measurement Category
December 31, 2025	Bitcoin	Fair Value	Fair Value	Level 1	Level 2	Level 3

Investment in Bitcoin
	1,565.49	$87,315.53	$136,691,305	$136,691,305	$-	$-

	Number of	Per Bitcoin	Amount at	Fair Value Measurement Category
December 31, 2024	Bitcoin	Fair Value	Fair Value	Level 1	Level 2	Level 3

Investment in Bitcoin
	1,937.86	$93,393.01	$180,982,533	$-	$180,982,533	$-

The following represents the changes in quantity and the respective fair value of Bitcoin for the years ended December 31, 2025 and December 31, 2024:

	Bitcoin	Fair Value
Balance at January 1, 2025	1,937.86	$180,982,533
Bitcoin distributed for redemptions	(348.69)	(30,635,576)
Bitcoin distributed for Management Fee, related party	(9.44)	(1,026,669)
Bitcoin distributed for other fees	(14.24)	(1,307,602)
Net realized gain on investment in Bitcoin		31,696,806
Net change in unrealized depreciation on investment in Bitcoin		(43,018,187)
Balance at December 31, 2025	1,565.49	$136,691,305

	Bitcoin	Fair Value
Balance at January 1, 2024	2,750.14	$115,545,433
Bitcoin distributed for redemptions	(788.11)	(54,057,318)
Bitcoin distributed for Management Fee, related party	(10.82)	(672,027)
Bitcoin distributed for other fees	(13.35)	(813,233)
Net realized gain on investment in Bitcoin	-	52,631,033
Net change in unrealized appreciation on investment in Bitcoin	-	68,348,645
Balance at December 31, 2024	1,937.86	$180,982,533

Net realized gain on the transfer of Bitcoin to pay the Management Fee, redemptions, and other expenses for the year ended December 31, 2025, was $31,706,586, which includes $31,696,806 net realized gain on investment in Bitcoin, and $9,780 net realized gain resulted from the changes in liabilities denominated in Bitcoin. Net change in unrealized depreciation on investment in Bitcoin for the year ended December 31, 2025, was $43,022,043, which includes net change in unrealized depreciation on investment in Bitcoin of $43,018,187, and $3,856 net unrealized depreciation due to changes in value of liabilities denominated in Bitcoin. The Management Fee payable accrued in Bitcoin is converted into United States dollar amount at the period-end Bitcoin Market Price. The fluctuations arising from the effect of changes in liability denominated in Bitcoin are included with the net realized or unrealized appreciation or depreciation on investment in Bitcoin in the statements of operations.

Net realized gain on the transfer of Bitcoin to pay the Management Fee, redemptions, and other expenses for the year ended December 31, 2024, was $52,607,095, which includes $52,631,033 net realized gain on investment in Bitcoin, and $23,938 net realized loss resulted from the changes in liabilities denominated in Bitcoin. Net change in unrealized appreciation on investment in Bitcoin for the year ended December 31, 2024, was $68,351,967, which includes net change in unrealized appreciation on investment in Bitcoin of $68,348,645, and $3,322 net unrealized appreciation due to changes in value of liabilities denominated in Bitcoin.

4. Related Parties

Prior to December 19, 2025, the Sponsor paid certain expenses on behalf of, and was reimbursed by, the Trust. For the years ended December 31, 2025 and 2024 the Trust reimbursed the Sponsor the expenses in the amount of $1,307,602 and $813,233, respectively. As of December 31, 2025, and December 31, 2024, there were unreimbursed expenses of $0 and $322 due to the Sponsor, respectively.

For the year ended December 31, 2025 and 2024 the Trust incurred Management Fees of $954,927 and $678,610, respectively, which are recorded in the accompanying statements of operations. As of December 31, 2025, and December 31, 2024, there were unpaid Management Fees of $65,248 and $75,278, respectively, which are due to Sponsor and recorded as management fee payable in the accompanying statements of assets and liabilities.

The Trust’s Management Fee is accrued daily and payable to the Sponsor monthly in arrears in U.S. dollars. From inception through November 30, 2025, all Management Fees have been paid in Bitcoin to the Sponsor. Effective December 2025 Management Fees are to be paid in U.S. Dollars.

On March 27, 2024, the Trust effected a redemption of 2,400,000 Shares in the amount of $54,057,318 for an affiliated investor, Anax Trading, LLC which is under common control with the Sponsor. This redemption represented approximately 29% of Shares of the Trust. The aggregate number of Shares owned by related parties was 264,937, valued at $7,450,974 and 538,490, valued at $16,387,065 on December 31, 2025, and December 31, 2024, respectively.

5. Creations and Redemptions of Shares

The Trust issues and redeems Shares only in blocks of 10,000 or integral multiples thereof (each, a “Basket”), based on the quantity of Bitcoin attributable to each Share (net of accrued but unpaid Management Fee and any accrued but unpaid expenses or liabilities). These transactions take place in exchange for Bitcoin or cash. Baskets are offered continuously at the index-based net asset value (“Index-based NAV”) per Share for 10,000 Shares. For purposes of creating and redeeming Baskets, the Trust uses an Index-based NAV calculated based on the value of Bitcoin as reflected by the CME CF Bitcoin Reference Rate – New York Variant. The Trust’s NAV, calculated in accordance with U.S. GAAP, is used for financial reporting purposes and may differ from the Index-based NAV. Only registered broker-dealers that become authorized participants by entering into a contract with the Sponsor and the Trustee (“Authorized Participants”) may purchase or redeem Baskets. Shares will be offered to the public from time to time at varying prices that will reflect the price of Bitcoin and the trading price of the Shares on the Listing Exchange at the time of the offer.

The Authorized Participants may deliver Bitcoin or cash to create Shares and receive Bitcoin or cash when redeeming Shares. When purchasing a Basket in exchange for cash, the Trust will create Shares by receiving Bitcoin from a third-party, that is not the Authorized Participant, and the Trust is responsible for selecting the third-party to deliver the Bitcoin. Further, the third-party will not be acting as an agent of the Authorized Participant with respect to the delivery of the Bitcoin to the Trust or acting at the direction of the Authorized Participant with respect to the delivery of the Bitcoin to the Trust. When redeeming a Basket in exchange for cash, the Trust will redeem shares by delivering Bitcoin to a third-party, that is not the Authorized Participant, and the Trust, not the Authorized Participant, is responsible for selecting the third-party to receive the Bitcoin. Further, the third-party will not be acting as an agent of the Authorized Participant with respect to the receipt of the Bitcoin from the Trust or acting at the direction of the Authorized Participant with respect to the receipt of the Bitcoin from the Trust. The third-party will be unaffiliated with the Trust and the Sponsor.

When purchasing a Basket in-kind, in exchange for Bitcoin, Authorized Participants deliver Bitcoin to the Bitcoin Custodian. Upon the Bitcoin Custodian’s receipt of the Bitcoin, the Transfer Agent issues a Basket to the creating Authorized Participant in satisfaction of the creation order. When redeeming Baskets in-kind, in exchange for Bitcoin, the Transfer Agent will redeem the Shares and the Bitcoin Custodian will distribute the resulting Bitcoin to the redeeming Authorized Participant in satisfaction of the redemption order.

For a subscription of Shares, the subscription shall be in the amount of cash needed to purchase the amount of Bitcoin represented by the Basket being created, as calculated by the Administrator. For a redemption of Shares, the Sponsor shall arrange for the Bitcoin represented by the Basket to be sold and the cash proceeds distributed. The amount of Bitcoin is equal to the combined Index-based NAV of the number of Shares included in the Baskets being created (or redeemed) determined as of 4:00 p.m. New York time on the day the order to create or redeem Baskets is properly received. The transfer agent coordinates with the Trust’s custodians in order to facilitate settlement of the Shares.

Shareholders who decide to buy or sell Shares of the Trust will place their trade orders through their brokers and will incur customary brokerage commissions and charges. Shareholders who buy or sell Shares during the day from their broker may do so at a premium or discount relative to the NAV of the Shares of the Trust.

On March 5, 2024, the Trust had filed a certification on Form 15 with the Securities and Exchange Commission to terminate the registration of the Trust’s Shares under Section 12(g) of the Securities Exchange Act of 1934, as amended.

As of December 31, 2024, there were 5,940,536 Shares issued and outstanding. 46,607 of the Shares are restricted securities that may not be resold absent registration or an exemption from registration under the Securities Act, and 5,893,929 of the Shares are unrestricted securities. As of December 31, 2025, there were 4,860,536 Shares issued and outstanding. 14,836 of the Shares are restricted securities that may not be resold absent registration or an exemption from registration under the Securities Act, and 4,845,700 of the Shares are unrestricted securities.

Activity in the number and value of Shares created and redeemed for the period ended December 31, 2025 are as follows:

	December 31,
	2025		2024
	Shares	Amount	Shares	Amount
Shares Issued	-	$-	-	$-
Shares Redeemed	(1,080,000)	(30,635,576)	(2,400,000)	(54,057,318)
Net Decrease	(1,080,000)	$(30,635,576)	(2,400,000)	$(54,057,318)

6. Federal Income Taxes

The Sponsor and Trustee assert that the Trust is a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is properly treated as a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions will “flow through” to each beneficial owner of Shares. As such, each shareholder reports his/her allocable share of income, gain, loss, deductions or credits on his/her own income tax return.

Due to the new and evolving nature of digital currencies and the absence of comprehensive guidance with respect to digital currencies, many significant aspects of the U.S. federal income tax treatment of digital currency, such as Bitcoin, are uncertain. It is unclear what guidance on the treatment of digital currency for U.S. federal income tax purposes may be issued in the future. It is possible that any such guidance could have an adverse effect on the prices of digital currency, including on the price of Bitcoin in digital asset platforms, and therefore may have an adverse effect on the value of the Shares.

If the Trust were not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital assets, including forks, airdrops and similar occurrences for U.S. federal income tax purposes, there can be no assurance in this regard. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it would be classified as a corporation for such purposes. In that event, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%) on its net taxable income and certain distributions made by the Trust to shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits. However, due to the uncertain treatment of digital assets for U.S. federal income tax purposes, there can be no assurance in this regard.

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of, and during the years ended December 31, 2025 and 2024, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of December 31, 2025 or 2024. The Trust’s 2023, 2024, and 2025 tax returns are subject to audit by federal, state and local tax authorities.

7. Risks and Uncertainties

Investment in Bitcoin

The Trust is subject to various risks including market risk, liquidity risk, and other risks related to its concentration in a single asset, Bitcoin. Investing in Bitcoin is currently unregulated, highly speculative, and volatile.

The net asset value of the Trust relates primarily to the value of Bitcoin held by the Trust, and fluctuations in the price of Bitcoin could materially and adversely affect an investment in the Shares of the Trust. Accordingly, a decline in the price of bitcoin will have an adverse effect on the value of the Shares of the Trust. The price of Bitcoin has a limited history. During such history, Bitcoin prices have been volatile and subject to influence by many factors including the levels of liquidity.

Factors that may have the effect of causing a decline in the price of bitcoin include negative perception of crypto assets; a lack of stability and standardized regulation in the crypto asset markets; the closure or temporary shutdown of digital asset platforms due to fraud, business failure, security breaches or government mandated regulation; and a loss of investor confidence.

If Bitcoin exchanges continue to experience significant price fluctuations, the Trust may experience losses. Several factors may affect the price of Bitcoin, including, but not limited to, global Bitcoin supply and demand, theft of Bitcoin from global exchanges or vaults, and competition from other forms of digital currency or payment services. The Bitcoin held by the Trust are commingled and the Trust’s Shareholders have no specific rights to any specific Bitcoin. In the event of the insolvency of the Trust, its assets may be inadequate to satisfy a claim by its Shareholders.

There is currently no clearing house for Bitcoin, nor is there a central or major depository for the custody of Bitcoin. There is a risk that some or all of the Trust’s Bitcoin could be lost or stolen. The Trust does not have insurance protection on its Bitcoin which exposes the Trust and its Shareholders to the risk of loss of the Trust’s Bitcoin. Further, Bitcoin transactions are irrevocable. Stolen or incorrectly transferred Bitcoin may be irretrievable. As a result, any incorrectly executed Bitcoin transactions could adversely affect an investment in the Trust.

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

8. Indemnifications

The Sponsor will not be liable to the Trust, the Trustee or any Shareholder for any action taken or for refraining from taking any action in good faith, or for errors in judgment or for depreciation or loss incurred by reason of the sale of any bitcoin or other assets of the Trust. However, the preceding liability exclusion will not protect the Sponsor against any liability resulting from its own gross negligence, bad faith, or willful misconduct.

The Sponsor and each of its shareholders, members, directors, officers, employees, affiliates, and subsidiaries will be indemnified by the Trust and held harmless against any losses, liabilities or expenses incurred in the performance of its duties under the Declaration of Trust without gross negligence, bad faith, or willful misconduct. The Sponsor may rely in good faith on any paper, order, notice, list, affidavit, receipt, evaluation, opinion, endorsement, assignment, draft, or any other document of any kind prima facie properly executed and submitted to it by the Trustee, the Trustee’s counsel or by any other person for any matters arising under the Declaration of Trust. The Sponsor shall in no event be deemed to have assumed or incurred any liability, duty, or obligation to any Shareholder or to the Trustee other than as expressly provided for in the Declaration of Trust. Such indemnity includes payment from the Trust of the costs and expenses incurred in defending against any indemnified claim or liability under the Declaration of Trust.

The Trustee will not be liable or accountable to the Trust or any other person or under any agreement to which the Trust or any series of the Trust is a party, except for the Trustee’s breach of its obligations pursuant to the Declaration of Trust or its own willful misconduct, bad faith or gross negligence. The Trustee and each of the Trustee’s officers, affiliates, directors, employees, and agents will be indemnified by the Trust from and against any losses, claims, taxes, damages, reasonable expenses, and liabilities incurred with respect to the creation, operation or termination of the Trust, the execution, delivery or performance of the Declaration of Trust or the transactions contemplated thereby; provided that the indemnified party acted without willful misconduct, bad faith or gross negligence.

9. Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts that contain a variety of general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust which have not yet occurred and cannot be predicted with any certainty. However, the Sponsor believes the risk of loss under these arrangements to be remote.

10. Financial Highlights

Per Share Performance	Year ended December 31, 2025	Year ended December 31, 2024
(for a Share outstanding throughout the year)
Net asset value per Share at beginning of year	$30.43	$13.84

Net increase/ (decrease) in net assets resulting from operations
Net realized gain and change in unrealized appreciation/ (depreciation) on investment	(1.95)	16.83
Net investment loss	(0.36)	(0.24)
Net increase/(decrease) in net assets resulting from operations	(2.31)	16.59
Net asset value per Share at end of year	$28.12	$30.43

Total Return	-8.40%	119.87%

Ratios to average net asset value:
Expenses	1.09%	1.16%
Net Investment Loss	-1.09%	-1.16%

An individual Shareholder’s return, ratios, and per Share performance may vary from these presented above based on the timing of Share transactions. Total return and ratios to average net asset value are calculated for the Shareholders taken as a whole.

11. Subsequent Events

As of the close of business on March 27, 2026, the fair value of Bitcoin determined in accordance with the Trust’s accounting policy was $65,842.59 per Bitcoin.

As of the close of business on March 27, 2026, the Trust processed redemptions of 1,920,000 shares, amounting to $50,777,642, there were no additional redemptions after March 27, 2026 through March 31, 2026. As of March 31, 2026, there were 2,940,535 Shares issued and outstanding.

There are no events that have occurred after December 31, 2025 through March 31, 2026, the date the financial statements were issued, that require disclosure other than that which has already been disclosed in these notes to the financial statements.

