Form 10-Q
period 2026-03-31
Osprey Bitcoin Trust
filed 2026-05-13
CIK 1767057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ________

Commission File Number: 001-43024

OSPREY BITCOIN TRUST

(Exact name of registrant as specified in its charter)

Delaware	37-6695894
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

777 Brickell Avenue, Suite 500 Miami, FL	33131
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (914) 214-4697

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of Beneficial Interest of Osprey Bitcoin Trust	OBTC	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of outstanding Shares as of March 31, 2026: 2,940,535

OSPREY BITCOIN TRUST

QUARTER ENDED MARCH 31, 2026

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this quarterly report that address activities, events or developments that will or may occur in the future, including such matters as movements in the digital asset markets and indexes that track such movements, the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this quarterly report and “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 and in other SEC filings by the Trust, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this quarterly report are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of its Shares. None of the Trust, the Sponsor, or the Trustee or their respective affiliates is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this quarterly report refer to the Trust.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Osprey Bitcoin Trust

Statements of Assets and Liabilities

March 31, 2026 and December 31, 2025

	March 31, 2026 (Unaudited)	December 31, 2025
ASSETS
Investment in Bitcoin, at fair value (cost $52,409,438 and $72,283,567, respectively)	$64,191,193	$136,691,305
Cash	3,926	67,999
Other Assets	-	1,559
Total Assets	64,195,119	136,760,863

LIABILITIES
Management Fee Payable	29,585	65,248
Total Liabilities	29,585	65,248

NET ASSETS	$64,165,534	$136,695,615

NET ASSETS CONSIST OF:
Paid-in Capital	$76,978,282	$76,978,282
Redemptions	(135,467,801)	(84,692,894)
Accumulated net investment loss	(7,180,367)	(7,071,876)
Accumulated net realized gain on investment in Bitcoin	118,053,665	87,074,365
Accumulated net change in unrealized appreciation on investment in Bitcoin	11,781,755	64,407,738
Net Assets	$64,165,534	$136,695,615

Shares outstanding (unlimited authorized)	2,940,535	4,860,535
Net asset value per Share	$21.82	$28.12

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Osprey Bitcoin Trust

Schedules of Investment

March 31, 2026 and December 31, 2025

March 31, 2026 (Unaudited)
	Units	Fair Value	Percentage of Net Assets
Investment in Bitcoin, at fair value (cost $52,409,438)	946.33	$64,191,193	100%

Liabilities, less cash and Other Assets		(25,659)	0%

Net Assets		$64,165,534	100.0%

December 31, 2025
	Units	Fair Value	Percentage of Net Assets
Investment in Bitcoin, at fair value (cost $72,283,567)	1,565.49	$136,691,305	100%

Cash and Other Assets in Excess of Liabilities		4,310	0%

Net Assets		$136,695,615	100.0%

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Osprey Bitcoin Trust

Statements of Operations

Three months ended March 31, 2026 and 2025

	Three Months Ended March 31, 2026 (Unaudited)	Three Months Ended March 31, 2025 (Unaudited)
Expenses
Management Fee	$108,491	$218,107
Professional Fees	-	238,805
Custodian Fees	-	66,741
Other	-	39,846
Total Expenses	108,491	563,499
Net Investment Loss	(108,491)	(563,499)

Net Realized Gain and Net Change in Unrealized Appreciation/(Depreciation) on investment in Bitcoin

Net Realized Gain on Investment in Bitcoin	30,979,300	599,279
Net Change in Unrealized Depreciation on Investment in Bitcoin	(52,625,983)	(21,756,490)

Total net realized gain and net change in unrealized depreciation on investment in Bitcoin	(21,646,683)	(21,157,211)
Net decrease in net assets resulting from operations	$(21,755,174)	$(21,720,710)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Osprey Bitcoin Trust

Statements of Changes in Net Assets

Three months ended March 31, 2026 and 2025

(Amounts in U.S. dollars, except shares issued and outstanding)
	Three Months Ended March 31, 2026 (Unaudited)	Three Months Ended March 31, 2025 (Unaudited)
Increase (decrease) in net assets from operations
Net Investment Loss	$(108,491)	$(563,499)
Net realized gain on investment in Bitcoin	30,979,300	599,279
Net change in unrealized depreciation on investment in Bitcoin	(52,625,983)	(21,756,490)
Net decrease in net assets resulting from operations	(21,755,174)	(21,720,710)

Decrease in net assets from capital transactions
Redemptions	(50,774,907)	-
Net decrease in net assets resulting from capital transactions	(50,774,907)	-

Net decrease in net assets	(72,530,081)	(21,720,710)

Net assets at the beginning of the period	136,695,615	180,779,483
Net assets at the end of the period	$64,165,534	$159,058,773

Change in shares issued and outstanding
Shares issued and outstanding at the beginning of the period	4,860,535	5,940,535
Redemptions	(1,920,000)	-
Shares issued and outstanding at the end of the period	2,940,535	5,940,535

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Osprey Bitcoin Trust

Notes to the Financial Statements (unaudited)

March 31, 2026

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

Correction of immaterial error in the prior periods

During the three months ended March 31, 2026, the Trust corrected a previously identified error related to the classification of realized gains and unrealized appreciation on investments in Bitcoin, as well as an understatement of the cost of investment. The error resulted from the application of a Last-In, First-Out (“LIFO”) cost methodology during the years 2019 through 2021. The correction had no impact on total net assets or results of operations; however, it resulted in an increase to accumulated net realized gain, a corresponding decrease to accumulated net change in unrealized appreciation, and an increase in the cost of investments within the Statements of Assets and Liabilities and Schedule of Investment.

The following table reflects the impact of the correction on the Trust’s previously reported Statements of Assets and Liabilities and Schedule of Investment as of December 31, 2025:

	As previously reported	Adjustments	As revised
Cost of investment	$71,478,740	$804,827	$72,283,567

	As previously reported	Adjustments	As revised
Accumulated net realized gain on investment in Bitcoin	$86,265,148	$809,217	$87,074,365
Accumulated net change in unrealized appreciation on investment in Bitcoin	65,216,955	(809,217)	64,407,738

In addition, the Trust recorded an adjustment to correct shares outstanding from 2,940,536 to 2,940,535. The difference was attributable to an immaterial historical rounding discrepancy related to a fractional share.

Management assessed the materiality of the errors using both quantitative and qualitative factors in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99 (“Materiality”) and SAB 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” codified in ASC 250 “Accounting Changes and Error Corrections” and concluded these errors were immaterial to all of the previously issued financial statements. Under ASC 250, correcting prior-period financial statements for such immaterial errors does not require previously filed reports to be amended.

These adjustments did not have a material impact on the Trust’s financial position and results of operations.

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

Trust Expenses

In accordance with the Trust Agreement, the Sponsor shall assume and pay all routine and ordinary administrative and operating expenses of the Trust including the fees of the Trustee, the Trust Administrator, Fund accountant, Transfer Agent, the Custodians’ Fees, listing exchange fees, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and ordinary legal fees and expenses. Prior to the Trust’s conversion to an exchange-traded fund structure, routine operating and administrative expenses of the Trust were borne by the Sponsor, except for certain expenses incurred directly by the Trust, including audit fees, index licensing fees, aggregate legal fees in excess of $50,000 annually, custodian fees, and certain extraordinary expenses. Extraordinary expenses included, but were not limited to, taxes and governmental charges, costs associated with extraordinary services performed for the protection of the Trust or its unitholders, indemnification expenses, and fees and expenses related to public trading on OTCQX.

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

ASC 820-10 requires the Trust to assume that Bitcoin is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. The principal market is the market with the greatest volume and level of activity for Bitcoin, and the most advantageous market is defined as the market that maximizes the amount that would be received to sell the asset or minimizes the amount that would be paid to transfer the liability, after taking into account transaction costs. The principal market is generally selected based on the most liquid and reliable exchange (including consideration of the ability for the Trust to access the specific market, either directly or through an intermediary, at the end of each period). The Sponsor evaluates relevant market activity and periodically reassesses the appropriateness of the principal market. The Trust determined the fair value per Bitcoin using the price provided at 4:00 p.m., New York time, by principal market on March 31, 2026 which represents both the valuation measurement time and the end of the Trust’s three-month reporting period.

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

The investment measured at fair value on a recurring basis and categorized using the three levels of fair value hierarchy consisted of the following as of March 31, 2026, and December 31, 2025:

	Number of	Per Bitcoin Fair	Amount at Fair	Fair Value Measurement Category
March 31, 2026	Bitcoin	Value	Value	Level 1	Level 2	Level 3

Investment in Bitcoin	946.33	$67,831.76	$64,191,193	$64,191,193	$-	$-

	Number of	Per Bitcoin Fair	Amount at Fair	Fair Value Measurement Category
December 31, 2025	Bitcoin	Value	Value	Level 1	Level 2	Level 3

Investment in Bitcoin	1,565.49	$87,315.53	$136,691,305	$136,691,305	$-	$-

The following represents the changes in quantity and the respective fair value of Bitcoin for the three months ended March 31, 2026 and year ended December 31, 2025:

	Bitcoin	Fair Value
Balance at January 1, 2026	1,565.49	$136,691,305
Bitcoin sold for redemptions	(618.17)	$(50,774,907)
Bitcoin sold for Management Fee, related party	(0.99)	$(78,522)
Net realized gain on investment in Bitcoin		$30,979,300
Net change in unrealized depreciation on investment in Bitcoin		$(52,625,983)
Balance at March 31, 2026	946.33	$64,191,193

	Bitcoin	Fair Value
Balance at January 1, 2025	1,937.86	$180,982,533
Bitcoin distributed for redemptions	(348.69)	(30,635,576)
Bitcoin distributed for Management Fee, related party	(9.44)	(1,026,669)
Bitcoin distributed for other fees	(14.24)	(1,307,602)
Net realized gain on investment in Bitcoin		31,696,806
Net change in unrealized depreciation on investment in Bitcoin		(43,018,187)
Balance at December 31, 2025	1,565.49	$136,691,305

Net realized gain on the transfer of Bitcoin to pay the Management Fee and redemptions for the three months ended March 31, 2026, was $30,979,300. Net change in unrealized depreciation on investment in Bitcoin for the three months ended March 31, 2026, was $52,625,983.

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

Prior to December 19, 2025, the Sponsor paid certain expenses on behalf of, and was reimbursed by, the Trust. For the three months ended March 31, 2025 the Trust reimbursed the Sponsor the expenses in the amount of $394,750. Following the Trust’s conversion to an ETF structure, the Sponsor became responsible for substantially all operating expenses of the Trust. Accordingly, no expense reimbursements were recorded during the current period.

For the three months ended March 31, 2026 and March 31, 2025 the Trust incurred Management Fees of $108,491 and $218,107, respectively, which are recorded in the accompanying statements of operations. As of March 31, 2026 and December 31, 2025, there were unpaid Management Fees of $29,585 and $65,248, respectively, which are due to Sponsor and recorded as management fee payable in the accompanying statements of assets and liabilities.

The Trust’s Management Fee is accrued daily and payable to the Sponsor monthly in arrears in U.S. dollars. From inception through November 30, 2025, all Management Fees have been paid in Bitcoin to the Sponsor. Effective December 2025 Management Fees are to be paid in U.S. Dollars.

The aggregate number of Shares owned by related parties was 264,937, valued at $5,781,199 and 264,937, valued at $7,450,974 on March 31, 2026 and December 31, 2025, respectively.

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

As of March 31, 2026, there were 2,940,535 Shares issued and outstanding. 14,836 of the Shares are restricted securities that may not be resold absent registration or an exemption from registration under the Securities Act, and 2,925,699 of the Shares are unrestricted securities. As of December 31, 2025, there were 4,860,535 Shares issued and outstanding. 14,836 of the Shares are restricted securities that may not be resold absent registration or an exemption from registration under the Securities Act, and 4,845,699 of the Shares are unrestricted securities.

Activity in the number and value of Shares created and redeemed for the three months ended March 31, 2026 and March 31, 2025 are as follows:

	March 31,
	2026		2025
	Shares	Amount	Shares	Amount
Shares Issued	-	$-	-	$-
Shares Redeemed	(1,920,000)	(50,774,907)	-	-
Net Decrease	$(1,920,000)	$(50,774,907)	$-	$-

6.	Federal Income Taxes

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of March 31, 2026 and December 31, 2025, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of March 31, 2026 and December 31, 2025. The Trust’s 2023, 2024, and 2025 tax returns are subject to audit by federal, state and local tax authorities.

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

10.	Financial Highlights

	Period ended March 31, 2026 (Unaudited)	Period ended March 31, 2025 (Unaudited)
Per Share Performance
(for a Share outstanding throughout the year)
Net asset value per Share at beginning of period	$28.12	$30.43

Net decrease in net assets resulting from operations
Net realized gain and change in unrealized appreciation on investment	(6.27)	(3.55)
Net investment loss	(0.03)	(0.10)
Net decrease in net assets resulting from operations	(6.30)	(3.65)
Net asset value per Share at end of period	$21.82	$26.78

Total Return (1)	-22.41%	-11.99%

Ratios to average net asset value:
Expenses (2)	0.49%	1.29%
Net Investment Loss (2)	-0.49%	-1.29%

(1)	Not annualized
(2)	Annualized

An individual Shareholder’s return, ratios, and per Share performance may vary from these presented above based on the timing of Share transactions. Total return and ratios to average net asset value are calculated for the Shareholders taken as a whole.

11.	Subsequent Events

As of the close of business on May 7, 2026, the fair value of Bitcoin determined in accordance with the Trust’s accounting policy was $80,080 per Bitcoin.

There are no events that have occurred after March 31, 2026 through May 13, 2026, the date the financial statements were issued, that require disclosure other than that which has already been disclosed in these notes to the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report, “Cautionary Note Regarding Forward-Looking Statements,” and the risks described in the in Item 1A. “Risk Factors” of the Annual Report on Form 10-K of Osprey Bitcoin Trust (the “Trust”) for the fiscal year ended December 31, 2025.

Overview

Osprey Funds, LLC (the “Sponsor”) is the sponsor of the Trust. The investment objective of the Trust is for the shares of beneficial interest (the “Shares”) to reflect the performance of Bitcoin as measured by reference to the CME CF Bitcoin Reference Rate - New York Variant (the “Index”), less the Trust’s expenses and other liabilities. Each Share represents a fractional undivided beneficial interest in the net assets of the Trust. The assets of the Trust consist primarily of Bitcoin held on behalf of the Trust by Coinbase Custody Trust Company, LLC (the “Bitcoin Custodian”), the custodian for the Trust’s Bitcoin holdings.

Prior to listing the Shares for trading on the Nasdaq Stock Market LLC (the “Listing Exchange”), the Shares were quoted on OTC Markets and OTC Markets Group, Inc.’s OTCQX® Best Marketplace (“OTCQX”) under the ticker symbol “OBTC.” The Trust’s Shares were quoted on OTC Markets from February 12, 2021, and on OTCQX under the symbol OBTC from February 26, 2021, through December 18, 2025. On December 19, 2025, the Trust’s Shares began trading on the Listing Exchange.

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Trust’s financial condition as of March 31, 2026, and its results of operations for the three months ended March 31, 2026, and March 31, 2025. It should be read in conjunction with the audited financial statements and related notes thereto contained in this Quarterly Report.

Critical Accounting Policies and Estimates

Fair Value Determination

The Trust’s financial statements are prepared in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820-10”). ASC 820-10 determines fair value to be the price that would be received for Bitcoin in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that Bitcoin is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The Trust purchases Bitcoin directly from various counterparties, such as Coinbase, Inc. (“Coinbase”) and A1, Ltd. (“Anchorage”), and does not itself transact in any Bitcoin markets. The purchase price of Bitcoin from our counterparties may vary significantly. The Trust looks to these counterparties when assessing entity-specific and market-based volume and the level of activity in the Bitcoin markets. The Trust determines the current value of Bitcoin by reference to the market price of Bitcoin as determined in accordance with ASC 820-10 on each business day on which the Listing Exchange is open for regular trading (the “Bitcoin Market Price”). The Bitcoin Market Price is determined based on the estimated fair market value price for Bitcoin, reflecting the execution price of Bitcoin on its principal market as determined by the Trust. Fair value pricing may require subjective determinations about the value of an asset or liability. Fair values determined as described herein may differ from quoted or published prices, or from prices that are used by others, for Bitcoin.

Results of Operations

Financial Highlights for Three Months Ended March 31, 2026 and 2025

Net realized and unrealized loss on investment in Bitcoin for the three months ended March 31, 2026, was $21,646,683, which includes a realized gain of $30,979,300 on the transfer of Bitcoin to pay the fee owed to the Sponsor (the “Management Fee”) and redemptions and net change in unrealized depreciation on investment in Bitcoin of $52,625,983. Net realized and unrealized loss on investment in Bitcoin for the period was driven by Bitcoin price depreciation from $87,316 per Bitcoin as of December 31, 2025, to $67,832 per Bitcoin as of March 31, 2026. Net decrease in net assets resulting from operations was $21,755,174 for the three months ended March 31, 2026, which consisted of the net realized gain and unrealized depreciation on investment in Bitcoin, and the Management Fee of $108,491. Net assets decreased to $64,165,534 on March 31, 2026, a 53.1% decrease for the period. The decrease in net assets resulted from the aforementioned Bitcoin price depreciation, the Trust’s expenses of $108,491 and capital redemptions of $50,774,907 for the period.

Net realized and unrealized loss on investment in Bitcoin for the three months ended March 31, 2025, was $21,157,211 which includes a realized gain of $599,279 on the transfer of Bitcoin to pay the Management Fee, redemptions and other expenses and net change in unrealized depreciation on investment in Bitcoin of $21,756,490. Net realized and unrealized loss on investment in Bitcoin for the period was driven by Bitcoin price depreciation from $93,393 per Bitcoin as of December 31, 2024, to $82,445 per Bitcoin as of March 31, 2025. Net decrease in net assets resulting from operations was $21,720,710 for the three months ended March 31, 2025, which consisted of the net realized and unrealized depreciation on investment in Bitcoin, less the Management Fee of $218,107 and other expenses of $345,392. Net assets decreased to $159,058,773 on March 31, 2025, a 12.01% decrease for the period. The decrease in net assets resulted from the aforementioned Bitcoin price depreciation, and the Trust’s expenses of $563,499 for the period.

Net Asset Value

The Trust’s net asset value (“NAV”) divided by the number of outstanding Shares (“NAV per Share”) is calculated by multiplying the number of Bitcoin held by the Trust by the Index for such day, adding any additional receivables and subtracting the accrued but unpaid expenses and liabilities of the Trust. The Trust’s NAV per Share is calculated by dividing the Trust’s NAV by the number of Shares then outstanding. U.S. Bancorp Fund Services, LLC (d/b/a U.S. Bank Global Fund Services) (the “Trust Administrator”) determines the price of the Trust’s Bitcoin by reference to the Index, which is published between 4:00 p.m. and 4:30 p.m., New York time, on every calendar day. The methodology used to calculate the Index price to value Bitcoin in determining the NAV of the Trust may not be deemed consistent with GAAP. As of March 31, 2026, the Trust’s NAV per Share was $21.82 based on the Index.

The Sponsor believes that the Index is reflective of a reasonable valuation of the average spot price of Bitcoin. However, in the event the Index is not available or is determined by the Sponsor to not be reliable, the Sponsor reserves the right to replace the Index with another valuation methodology which it believes will accurately track the price of Bitcoin. If the Sponsor makes the decision to materially change the valuation methodology or replace either the Index or the administrator of the Index, CF Benchmarks Ltd. (the “Index Administrator”), the Sponsor will notify Shareholders via a posting on the Trust’s website, prospectus supplement, post-effective amendment, through a current report on Form 8-K or in the Trust’s annual or quarterly reports.

The Sponsor publishes the NAV at https://www.rexshares.com/OBTC/ after their determination and availability. Index data and the description of the Index are based on information made publicly available by the Index Administrator on its website at https://www.cfbenchmarks.com.

The Trust’s financial statements are prepared in accordance with ASC 820-10. ASC 820-10 determines fair value to be the price that would be received for Bitcoin in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that Bitcoin is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The Trust purchases Bitcoin directly from various counterparties, such as Coinbase and Anchorage, and does not itself transact in any Bitcoin markets. The purchase price of Bitcoin from our counterparties may vary significantly. The Trust looks to these counterparties when assessing entity-specific and market-based volume and the level of activity in the Bitcoin markets. The Trust determines the current value of Bitcoin by reference to the Bitcoin Market Price. The Bitcoin Market Price is determined based on the estimated fair market value price for Bitcoin, reflecting the execution price of Bitcoin on its principal market as determined by the Trust. Fair value pricing may require subjective determinations about the value of an asset or liability. Fair values determined as described herein may differ from quoted or published prices, or from prices that are used by others, for Bitcoin.

It is possible that the fair value determined for an investment may be materially different than the value that could be realized upon the sale of such investment. Information that becomes known to the Trust or its agents after the NAV has been calculated on a particular day is not used to retroactively adjust the price of an investment or the NAV determined earlier that day.

The Trust creates and redeems Shares only in blocks of 10,000 or integral multiples thereof (each, a “Basket”), based on the quantity of Bitcoin attributable to each Share (net of accrued but unpaid Management Fee and any accrued but unpaid expenses or liabilities). These transactions take place in exchange for Bitcoin or cash. Baskets are offered continuously at the index-based net asset value (“Index-based NAV”) per Share for 10,000 Shares. For purposes of creating and redeeming Baskets, the Trust uses an Index-based NAV calculated based on the value of Bitcoin as reflected by the Index. The amount of cash necessary for the creation of a Basket changes from day to day based on the Basket Amount. As of March 31, 2026, a Basket required delivery of 3.21693566 Bitcoin or $218,210.41.

As movements in the price of Bitcoin directly affect the price of the Shares, investors should understand recent movements in the price of Bitcoin. Investors, however, should also be aware that past movements in the Bitcoin price are not indicators of future movements. Movements may be influenced by various factors, including, but not limited to, government regulation and security breaches experienced by service providers, as well as political and economic uncertainties around the world.

The following chart illustrates the movements in the NAV of the Trust from the beginning of the Trust’s operations for the three months ended March 31, 2026.

The table below illustrates the movements in the Bitcoin Market Price for the three months ended March 31, 2026.

Period	Average	High	Date	Low	Date	End of period
From January 3, 2019 to December 31, 2019	$7,379.15	$13,724.33	6/26/2019	$3,358.67	2/7/2019	$7,153.38
Year ended December 31, 2020	11,131.27	29,026.66	12/31/2020	4,956.92	3/16/2020	29,026.66
Year ended December 31, 2021	47,524.08	67,371.70	11/9/2021	29,785.71	7/20/2021	45,867.86
Year ended December 31, 2022	28,203.59	47,982.33	3/28/2022	15,766.93	11/21/2022	16,561.21
Year ended December 31, 2023	28,831.18	44,422.02	12/8/2023	16,655.42	1/3/2023	42,014.39
Year ended December 31, 2024	65,878.39	106,716.00	12/17/2024	39,120.89	1/23/2024	93,393.01
Year ended December 31, 2025	101,739.77	125,492.00	10/6/2025	76,766.00	4/8/2025	87,315.53
Three months ended March 31, 2026	76,358.39	97,546.85	1/14/2026	63,891.62	2/5/2026	67,831.76
January 3, 2019 (the inception of the Trust’s operations) to March 31, 2026	$42,651.38	$125,492.00	10/6/2025	$3,358.67	2/7/2019	$67,831.76

Liquidity and Capital Resources

The Trust’s only ordinary recurring expense is the Management Fee. The Management Fee is accrued daily and paid monthly in arrears in U.S. dollars only and is calculated by the Trust Administrator. The Trust Administrator calculates the Management Fee on a daily basis by applying the 0.49% annualized rate to the Trust’s NAV, as determined by reference to the Index. To cover the Management Fee, on the last day of each month, the Sponsor or its delegate causes the Trust (or its delegate) to instruct the Prime Execution Agent to convert an amount of Bitcoin held by the Trust into U.S. dollars. The NAV of the Trust, and the number of Bitcoin represented by a Share, declines each time the Trust accrues the Management Fee or any Trust expenses not assumed by the Sponsor. The Trust is not responsible for paying any costs associated with the transfer of Bitcoin, to or from the Trust, in connection with paying the Management Fee or in connection with creation and redemption transactions.

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

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to Shareholders.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the Trust’s disclosure controls and procedures were ineffective as of March 31, 2026 due to a material weakness caused by ineffective oversight of the administrator transition process, including the transfer of tax lot data, which resulted in an audit adjustment to the Trust’s financial statements for the fiscal year ended December 31, 2025 that did not impact the Trust’s NAV. In response to the identified material weakness, management has begun enhancing its policies and procedures to (i) ensure the accuracy of tax lot data provided to the fund administrator and (ii) verify that the appropriate cost relief methodology is properly implemented by the fund administrator. We believe we have made substantial progress toward achieving the effectiveness of our internal controls with respect to controls related to the oversight of the administrator transition process. The actions that we have taken are subject to continued testing and ongoing management review. Management will not be able to conclude whether the steps we have taken will fully remediate these material weaknesses in our disclosure controls and procedures until we have completed our remediation efforts and subsequent evaluation of their effectiveness. Management may also conclude that additional measures may be required to remediate the material weaknesses in our disclosure controls and procedures, which may necessitate additional actions to be taken.

Changes in Internal Control Over Financial Reporting

Other than discussed above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

A summary of the principal factors that make an investment in the Shares speculative or risky are contained in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) The Trust does not purchase Shares directly from its shareholders and the Trust redeemed 1,920,000 Shares (192 Baskets) during the quarter ended March 31, 2026, as set forth in the table below:

Period	Total Number of Shares Redeemed	Average Price Paid Per Share
January 1, 2026 – January 31, 2026	1,220,000	$28.87
February 1, 2026 – February 28, 2026	-	-
March 1, 2026 – March 31, 2026	700,000	$22.16
Total	1,920,000	$25.52

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Osprey Bitcoin Trust

Dated: May 13, 2026	By:	/s/ Gregory D. King
	Name:	Gregory D. King
	Title:	Chief Executive Officer (Principal Executive Officer)*

Dated: May 13, 2026	By:	/s/ Robert J. Rokose
	Name:	Robert J. Rokose
	Title:	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)*

*The registrant is a trust and the persons are signing in their capacities as officers of Osprey Funds, LLC, the Sponsor of the registrant.

