Form 10-Q
period 2026-06-30
Osprey Bitcoin Trust
filed 2026-08-11
CIK 1767057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Indicate the number of outstanding Shares as of June 30, 2026: 2,940,535

OSPREY BITCOIN TRUST

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Osprey Bitcoin Trust

Statements of Assets and Liabilities

June 30, 2026 and December 31, 2025

(Amounts in U.S. dollars, except shares issued and outstanding)

	June 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Investment in Bitcoin, at fair value (cost $52,339,280 and $72,283,567, respectively)	$55,386,136	$136,691,305
Cash	4,075	67,999
Other assets	-	1,559
Total Assets	55,390,211	136,760,863

LIABILITIES
Management Fee payable	24,197	65,248
Total Liabilities	24,197	65,248

NET ASSETS	$55,366,014	$136,695,615

Shares outstanding (unlimited authorized)	2,940,535	4,860,535
Net asset value per Share	$18.83	$28.12

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Osprey Bitcoin Trust

Schedules of Investment

June 30, 2026 and December 31, 2025

(Amounts in U.S. dollars, except units)

June 30, 2026 (Unaudited)

	Units	Fair Value	Percentage of Net Assets
Investment in Bitcoin, at fair value (cost $52,339,280)	945.07	$55,386,136	100%

Liabilities, less cash and other assets		(20,122)	0%

Net Assets		$55,366,014	100.0%

December 31, 2025

	Units	Fair Value	Percentage of Net Assets
Investment in Bitcoin, at fair value (cost $72,283,567)	1,565.49	$136,691,305	100%

Cash and other assets in excess of liabilities		4,310	0%

Net Assets		$136,695,615	100.0%

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Osprey Bitcoin Trust

Statements of Operations

Three and Six Months ended June 30, 2026 and 2025

(Amounts in U.S. dollars)

	Three Months Ended June 30, 2026 (Unaudited)	Three Months Ended June 30, 2025 (Unaudited)	Six Months Ended June 30, 2026 (Unaudited)	Six Months Ended June 30, 2025 (Unaudited)
Expenses
Management Fee	$82,912	$232,290	$191,403	$450,397
Professional fees	-	138,481	-	377,286
Custodian fees	-	71,115	-	137,856
Other	-	35,179	-	75,025
Total Expenses	82,912	477,065	191,403	1,040,564
Net Investment Loss	(82,912)	(477,065)	(191,403)	(1,040,564)

Net realized and unrealized (loss) gain on investment in Bitcoin

Net realized gain on investment in Bitcoin	18,291	396,190	30,997,591	995,469
Net change in unrealized (depreciation) appreciation on investment in Bitcoin	(8,734,899)	48,397,452	(61,360,882)	26,640,962

Net realized and unrealized (loss) gain on investment in Bitcoin	(8,716,608)	48,793,642	(30,363,291)	27,636,431
Net (decrease) increase in net assets resulting from operations	$(8,799,520)	$48,316,577	$(30,554,694)	$26,595,867

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Osprey Bitcoin Trust

Statements of Changes in Net Assets

Three and Six Months ended June 30, 2026 and 2025

(Amounts in U.S. dollars, except shares issued and outstanding)

	Three Months Ended June 30, 2026 (Unaudited)	Three Months Ended June 30, 2025 (Unaudited)	Six Months Ended June 30, 2026 (Unaudited)	Six Months Ended June 30, 2025 (Unaudited)
(Decrease) increase in net assets from operations
Net investment loss	$(82,912)	$(477,065)	$(191,403)	$(1,040,564)
Net realized gain on investment in Bitcoin	18,291	396,190	30,997,591	995,469
Net change in unrealized (depreciation) appreciation on investment in Bitcoin	(8,734,899)	48,397,452	(61,360,882)	26,640,962
Net (decrease) increase in net assets resulting from operations	(8,799,520)	48,316,577	(30,554,694)	26,595,867

Decrease in net assets from capital transactions
Redemptions	-	-	(50,774,907)	-
Net decrease in net assets resulting from capital transactions	-	-	(50,774,907)	-

Net (decrease) increase in net assets	(8,799,520)	48,316,577	(81,329,601)	26,595,867

Net assets at the beginning of the period	64,165,534	159,058,773	136,695,615	180,779,483
Net assets at the end of the period	$55,366,014	$207,375,350	$55,366,014	$207,375,350

Change in shares issued and outstanding

Shares issued and outstanding at the beginning of the period	2,940,535	5,940,535	4,860,535	5,940,535
Redemptions	-	-	(1,920,000)	-
Shares issued and outstanding at the end of the period	2,940,535	5,940,535	2,940,535	5,940,535

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Osprey Bitcoin Trust

Notes to the Financial Statements (unaudited)

June 30, 2026

1.	Organization

Osprey Bitcoin Trust (the “Trust”) is a Delaware statutory trust that issues shares representing fractional undivided beneficial interests (“Shares”, formerly referred to as “Units”) in its net assets. The assets of the Trust consist primarily of Bitcoin held by a custodian on behalf of the Trust. The Trust seeks to generally reflect the performance of the price of Bitcoin as measured by reference to the CME CF Bitcoin Reference Rate – New York Variant (the “Index”), less the Trust’s expenses and other liabilities. Osprey Funds, LLC (the “Sponsor”) is the sponsor of the Trust; CSC Delaware Trust Company (the “Trustee”) is the trustee of the Trust; Coinbase Custody Trust Company, LLC (the “Bitcoin Custodian”) is the custodian for the Trust’s Bitcoin holdings; U.S. Bank National Association (the “Cash Custodian” and, together with the Bitcoin Custodian, the “Custodians”) is the custodian for the Trust’s cash holdings; and U.S. Bancorp Fund Services, LLC (d/b/a U.S. Bank Global Fund Services) (the “Trust Administrator”, the “Fund Accountant” and the “Transfer Agent”) is the administrator of, the accountant of, and the transfer agent for, the Trust, effective December 19, 2025; Securitize Fund Services, LLC was Trust Administrator prior to U.S. Bancorp Fund Services, LLC. The sub-transfer agent for the Trust (the “sub-Transfer Agent”) is Continental Stock Transfer & Trust Company. The Trust was formed on January 3, 2019, and commenced operations on January 22, 2019. The Trust is governed by the Third Amended And Restated Declaration Of Trust And Trust Agreement dated December 18, 2025 (the “Trust Agreement”), as further amended on January 9, 2026. On August 6, 2025, the Sponsor filed a registration on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”) to register the Trust’s Shares under the Securities Act of 1933, as amended (the “Securities Act”), in connection with the Trust’s conversion to an exchange traded product. The registration statement, as amended, was declared effective on December 18, 2025.

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

The Trust is a passive investment vehicle that does not seek to generate returns beyond tracking the price of Bitcoin. This means the Sponsor does not speculatively sell Bitcoin at times when its price is high or speculatively acquire Bitcoin at low prices in the expectation of future price increases. It also means the Trust will not utilize leverage, derivatives, or any similar arrangements in seeking to meet its investment objective. The Trust is not a registered investment company under the Investment Company Act and is not required to register under the Investment Company Act. The Sponsor is not registered with the SEC as an investment adviser and is not subject to regulation by the SEC, as such, in connection with its activities with respect to the Trust. The Trust is not a commodity pool for purposes of the Commodity Exchange Act, and the Sponsor is not subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator or a commodity trading advisor in connection with its activities with respect to the Trust.

2.	Summary of Significant Accounting Policies

The unaudited financial statements in this Form 10-Q should be read in conjunction with the audited financial statements and related notes contained in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025.

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of these financial statements.

Basis of Presentation

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Trust’s financial statements have been prepared using the accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies. The Trust qualifies as an investment company for accounting purposes. The Trust is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended.

Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to the current period presentation.

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

The following table reflects the impact of the correction on the Trust’s previously reported Statements of Assets and Liabilities and Schedule of Investment as of December 31, 2025:

	As previously reported	Adjustments	As revised
Cost of investment	$71,478,740	$804,827	$72,283,567

	As previously reported	Adjustments	As revised
Accumulated net realized gain on investment in Bitcoin (1)	$86,265,148	$809,217	$87,074,365
Accumulated net change in unrealized appreciation on investment in Bitcoin(1)	65,216,955	(809,217)	64,407,738

(1)	Certain prior-year amounts have been reclassified to conform to the current-period presentation. Accordingly, the line items presented above are no longer separately presented in the current-period Statement of Assets and Liabilities. These amounts are included within Net Assets.

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

Segment Reporting

The Trust is deemed to be an individual segment and the Chief Executive Officer of the Sponsor acts as the Trust’s chief operating decision maker (“CODM”). The CODM monitors the operating results of the Trust as a whole and the Trust’s investment objective is pre-determined in accordance with the terms of the Trust Agreement. The financial information in the form of the Trust’s total returns, expense ratios and changes in net assets provided to and reviewed by the CODM is consistent with the information presented in the Trust’s financial statements.

Management Fee

The Trust is expected to pay the remuneration due to the Sponsor (the “Management Fee”). The Management Fee is charged by the Sponsor to the Trust at an annual rate of 0.49% of the daily Net Asset Value of the Trust and payable to the Sponsor monthly in arrears in U.S. dollars.

Historically, the Trust paid the Management Fee in Bitcoin, but upon listing as an exchange traded fund, the Management Fee has begun to be paid in U.S. dollars. When selling Bitcoin to pay expenses, the Sponsor endeavors to sell the exact amount of Bitcoin needed to pay expenses in order to minimize the Trust’s holdings of assets other than Bitcoin.

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

ASC 820-10 requires the Trust to assume that Bitcoin is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. The principal market is the market with the greatest volume and level of activity for Bitcoin, and the most advantageous market is defined as the market that maximizes the amount that would be received to sell the asset or minimizes the amount that would be paid to transfer the liability, after taking into account transaction costs. The principal market is generally selected based on the most liquid and reliable exchange (including consideration of the ability for the Trust to access the specific market, either directly or through an intermediary, at the end of each period). The Sponsor evaluates relevant market activity and periodically reassesses the appropriateness of the principal market. The Trust determined the fair value per Bitcoin using the price provided at 4:00 p.m., New York time, by principal market on June 30, 2026, which represents both the valuation measurement time and the end of the Trust’s reporting period.

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

The investment measured at fair value on a recurring basis and categorized using the three levels of fair value hierarchy consisted of the following as of June 30, 2026, and December 31, 2025:

	Number of	Per Bitcoin Fair	Amount at Fair	Fair Value Measurement Category
June 30, 2026	Bitcoin	Value	Value	Level 1	Level 2	Level 3

Investment in Bitcoin	945.07	$58,605.41	$55,386,136	$55,386,136	$-	$-

	Number of	Per Bitcoin Fair	Amount at Fair	Fair Value Measurement Category
December 31, 2025	Bitcoin	Value	Value	Level 1	Level 2	Level 3

Investment in Bitcoin	1,565.49	$87,315.53	$136,691,305	$136,691,305	$-	$-

The following represents the changes in quantity and the respective fair value of Bitcoin for the six months ended June 30, 2026, and year ended December 31, 2025:

	Bitcoin	Fair Value
Balance at December 31, 2025	1,565.49	$136,691,305
Bitcoin sold for redemptions	(618.17)	(50,774,907)
Bitcoin sold for Management Fee, related party	(2.25)	(166,971)
Net realized gain on investment in Bitcoin		30,997,591
Net change in unrealized depreciation on investment in Bitcoin		(61,360,882)
Balance at June 30, 2026	945.07	$55,386,136

	Bitcoin	Fair Value
Balance at December 31, 2024	1,937.86	$180,982,533
Bitcoin distributed for redemptions	(348.69)	(30,635,576)
Bitcoin distributed for Management Fee, related party	(9.44)	(1,026,669)
Bitcoin distributed for other fees	(14.24)	(1,307,602)
Net realized gain on investment in Bitcoin		31,696,806
Net change in unrealized depreciation on investment in Bitcoin		(43,018,187)
Balance at December 31, 2025	1,565.49	$136,691,305

Net realized gain on the transfer of Bitcoin to pay the Management Fee and redemptions for the six months ended June 30, 2026, was $30,997,591. Net change in unrealized depreciation on investment in Bitcoin for the six months ended June 30, 2026, was $61,360,882.

Net realized gain on the transfer of Bitcoin to pay the Management Fee, redemptions, and other expenses for the year ended December 31, 2025, was $31,706,586, which includes $31,696,806 net realized gain on investment in Bitcoin, and $9,780 net realized gain resulted from the changes in liabilities denominated in Bitcoin. Net change in unrealized depreciation on investment in Bitcoin for the year ended December 31, 2025, was $43,022,043, which includes net change in unrealized depreciation on investment in Bitcoin of $43,018,187, and $3,856 net unrealized depreciation due to changes in value of liabilities denominated in Bitcoin. The Management Fee payable accrued in Bitcoin is converted into United States dollar amount at the period-end Bitcoin market price. The fluctuations arising from the effect of changes in liabilities denominated in Bitcoin are included with the net realized or net change in unrealized appreciation or depreciation on investment in Bitcoin in the statements of operations.

4.	Related Parties

Prior to December 19, 2025, the Sponsor paid certain expenses on behalf of, and was reimbursed by, the Trust. For the three and six months ended June 30, 2025, the Trust reimbursed the Sponsor the expenses in the amount of $193,761 and $588,511, respectively. Following the Trust’s conversion to an ETF structure, the Sponsor became responsible for substantially all operating expenses of the Trust. Accordingly, no expense reimbursements were recorded during the current period.

For the three months ended June 30, 2026, and June 30, 2025, the Trust incurred Management Fees of $82,912 and $232,290, respectively, and for six months ended June 30, 2026, and June 30, 2025, the Trust incurred Management Fees of $191,403 and $450,397, respectively, which are recorded in the accompanying statements of operations. As of June 30, 2026, and December 31, 2025, there were unpaid Management Fees of $24,197 and $65,248, respectively, which are due to Sponsor and recorded as management fee payable in the accompanying statements of assets and liabilities.

The Trust’s Management Fee is accrued daily and payable to the Sponsor monthly in arrears in U.S. dollars. From inception through November 30, 2025, all Management Fees have been paid in Bitcoin to the Sponsor. Effective December 2025 Management Fees are to be paid in U.S. Dollars.

The aggregate number of Shares owned by related parties was 264,937, valued at $4,988,380 and 264,937, valued at $7,450,974 on June 30, 2026, and December 31, 2025, respectively.

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

As of June 30, 2026, there were 2,940,535 Shares issued and outstanding. 14,836 of the Shares are restricted securities that may not be resold absent registration or an exemption from registration under the Securities Act, and 2,925,699 of the Shares are unrestricted securities. As of December 31, 2025, there were 4,860,535 Shares issued and outstanding. 14,836 of the Shares are restricted securities that may not be resold absent registration or an exemption from registration under the Securities Act, and 4,845,699 of the Shares are unrestricted securities.

Activity in the number and value of Shares created and redeemed for the three and six months ended June 30, 2026, and June 30, 2025, are as follows:

Three months ended June 30,
	2026		2025
	Shares	Amount	Shares	Amount
Shares Issued	-	$-	-	$-
Shares Redeemed	-	-	-	-
Net activity	-	$-	-	$-

	Six months ended June 30,
	2026		2025
	Shares	Amount	Shares	Amount
Shares Issued	-	$-	-	$-
Shares Redeemed	(1,920,000)	(50,774,907)	-	-
Net activity	(1,920,000)	$(50,774,907)	-	$-

6.	Federal Income Taxes

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of June 30, 2026, and December 31, 2025, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of June 30, 2026 and December 31, 2025. The Trust’s 2023, 2024, and 2025 tax returns are subject to audit by federal, state and local tax authorities.

7.	Risks and Uncertainties

Investment in Bitcoin

The Trust is subject to various risks including market risk, liquidity risk, and other risks related to its concentration in a single asset, Bitcoin. Investing in Bitcoin is currently unregulated, highly speculative, and volatile.

The net asset value of the Trust relates primarily to the value of Bitcoin held by the Trust, and fluctuations in the price of Bitcoin could materially and adversely affect an investment in the Shares of the Trust. Accordingly, a decline in the price of Bitcoin will have an adverse effect on the value of the Shares of the Trust. The price of Bitcoin has a limited history. During such history, Bitcoin prices have been volatile and subject to influence by many factors.

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

10.	Financial Highlights

	Three months ended June 30, 2026 (Unaudited)	Three months ended June 30, 2025 (Unaudited)	Six months ended June 30, 2026 (Unaudited)	Six months ended June 30, 2025 (Unaudited)
Per Share Performance
(for a Share outstanding throughout the period)
Net asset value per Share at beginning of period	$21.82	$26.78	$28.12	$30.43

Net (decrease) increase in net assets resulting from operations
Net realized and unrealized (loss) gain on investment in Bitcoin	(2.96)	8.21	(9.23)	4.66
Net investment loss	(0.03)	(0.08)	(0.06)	(0.18)
Net (decrease) increase in net assets resulting from operations	(2.99)	8.13	(9.29)	4.48
Net asset value per Share at end of period	$18.83	$34.91	$18.83	$34.91

Total Return (1)	-13.71%	30.36%	-33.05%	14.72%

Ratios to average net asset value:
Expenses (2)	0.49%	1.02%	0.49%	1.13%
Net Investment Loss (2)	-0.49%	-1.02%	-0.49%	-1.13%

(1)	Not annualized
(2)	Annualized

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

The following discussion and analysis were prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Trust’s financial condition as of June 30, 2026, and its results of operations for the three months and six months ended June 30, 2026, and June 30, 2025. It should be read in conjunction with the unaudited financial statements and related notes thereto contained in this Quarterly Report and the financial statements and related notes thereto contained in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Results of Operations

Financial Highlights for the Three and Six Months Ended June 30, 2026 and 2025

Net realized and unrealized loss on investment in Bitcoin for the three months ended June 30, 2026, was $8,716,608, which includes a realized gain of $18,291 on the transfer of Bitcoin to pay the fee owed to the Sponsor (the “Management Fee”) and net change in unrealized depreciation on investment in Bitcoin of $8,734,899. Net realized and unrealized loss on investment in Bitcoin for the period was driven by Bitcoin price depreciation from $67,832 per Bitcoin as of March 31, 2026, to $58,605 per Bitcoin as of June 30, 2026. Net decrease in net assets resulting from operations was $8,799,520 for the three months ended June 30, 2026, which consisted of the net realized gain and net unrealized depreciation on investment in Bitcoin, and the Management Fee of $82,912. Net assets decreased to $55,366,014 as of June 30, 2026, a 13.7% decrease for the period. The decrease in net assets resulted from the aforementioned Bitcoin price depreciation and the Trust’s expenses of $82,912 for the period.

Net realized and unrealized loss on investment in Bitcoin for the six months ended June 30, 2026, was $30,363,291, which includes a realized gain of $30,997,591 on the transfer of Bitcoin to pay the fee owed to the Sponsor (the “Management Fee”) and redemptions and net change in unrealized depreciation on investment in Bitcoin of $61,360,882. Net realized and unrealized loss on investment in Bitcoin for the period was driven by Bitcoin price depreciation from $87,316 per Bitcoin as of December 31, 2025, to $58,605 per Bitcoin as of June 30, 2026. Net decrease in net assets resulting from operations was $30,554,694 for the six months ended June 30, 2026, which consisted of the net realized gain and net unrealized depreciation on investment in Bitcoin, and the Management Fee of $191,403. Net assets decreased to $55,366,014 as of June 30, 2026, a 59.5% decrease for the period. The decrease in net assets resulted from the aforementioned Bitcoin price depreciation, the Trust’s expenses of $191,403 and capital redemptions of $50,774,907 for the period.

Net realized and unrealized gain on investment in Bitcoin for the three months ended June 30, 2025 was $48,793,642 which includes a realized gain of $396,190 on the transfer of Bitcoin to pay the Management Fee and other expenses and net change in unrealized appreciation on investment in Bitcoin of $48,397,452. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $82,445 per Bitcoin as of March 31, 2025 to $107,754 per Bitcoin as of June 30, 2025. Net increase in net assets resulting from operations was $48,316,577 for the three months ended June 30, 2025, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Management Fee of $232,290 and other expenses of $244,775. Net assets increased to $207,375,350 at June 30, 2025, a 30% increase for the period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation partially offset by the Trust’s expenses of $477,065 for the period.

Net realized and unrealized gain on investment in Bitcoin for the six months ended June 30, 2025 was $27,636,431 which includes a realized gain of $995,469 on the transfer of Bitcoin to pay the Management Fee and other expenses and net change in unrealized appreciation on investment in Bitcoin of $26,640,962. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $93,393 per Bitcoin as of December 31, 2024 to $107,754 per Bitcoin as of June 30, 2025. Net increase in net assets resulting from operations was $26,595,867 for the six months ended June 30, 2025, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Management Fee of $450,397 and other expenses of $590,167. Net assets increased to $207,375,350 at June 30, 2025, a 15% increase for the period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation partially offset by the Trust’s expenses of $1,040,564 for the period.

Net Asset Value

The Trust’s net asset value (“NAV”) divided by the number of outstanding Shares (“NAV per Share”) is calculated by multiplying the number of Bitcoin held by the Trust by the Index for such day, adding any additional receivables and subtracting the accrued but unpaid expenses and liabilities of the Trust. The Trust’s NAV per Share is calculated by dividing the Trust’s NAV by the number of Shares then outstanding. U.S. Bancorp Fund Services, LLC (d/b/a U.S. Bank Global Fund Services) (the “Trust Administrator”) determines the price of the Trust’s Bitcoin by reference to the Index, which is published between 4:00 p.m. and 4:30 p.m., New York time, on every calendar day. The methodology used to calculate the Index price to value Bitcoin in determining the NAV of the Trust may not be deemed consistent with GAAP. As of June 30, 2026, the Trust’s NAV per Share was $18.83 based on the Index.

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

The Trust creates and redeems Shares only in blocks of 10,000 or integral multiples thereof (each, a “Basket”), based on the quantity of Bitcoin attributable to each Share (net of accrued but unpaid Management Fee and any accrued but unpaid expenses or liabilities). These transactions take place in exchange for Bitcoin or cash. Baskets are offered continuously at the index-based net asset value (“Index-based NAV”) per Share for 10,000 Shares. For purposes of creating and redeeming Baskets, the Trust uses an Index-based NAV calculated based on the value of Bitcoin as reflected by the Index. The amount of cash necessary for the creation of a Basket changes from day to day based on the Basket Amount. As of June 30, 2026, a Basket required delivery of 3.21276675 Bitcoin or $188,286.

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

The following chart illustrates the movements in the NAV of the Trust from the beginning of the Trust’s operations through the period ended June 30, 2026.

The table below illustrates the movements in the Bitcoin Market Price for the six months ended June 30, 2026.

Period	Average	High	Date	Low	Date	End of period
From January 3, 2019 to December 31, 2019	$7,379.15	$13,724.33	6/26/2019	$3,358.67	2/7/2019	$7,153.38
Year ended December 31, 2020	11,131.27	29,026.66	12/31/2020	4,956.92	3/16/2020	29,026.66
Year ended December 31, 2021	47,524.08	67,371.70	11/9/2021	29,785.71	7/20/2021	45,867.86
Year ended December 31, 2022	28,203.59	47,982.33	3/28/2022	15,766.93	11/21/2022	16,561.21
Year ended December 31, 2023	28,831.18	44,422.02	12/8/2023	16,655.42	1/3/2023	42,014.39
Year ended December 31, 2024	65,878.39	106,716.00	12/17/2024	39,120.89	1/23/2024	93,393.01
Year ended December 31, 2025	101,739.77	125,492.00	10/6/2025	76,766.00	4/8/2025	87,315.53
Six months ended June 30, 2026	74,023.98	97,546.85	1/14/2026	58,605.41	6/30/2026	58,605.41
January 3, 2019 (the inception of the Trust’s operations) to June 30, 2026	$43,609.24	$125,492.00	10/6/2025	$3,358.67	2/7/2019	$58,605.41

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

The Management Fee is paid in U.S. dollars. When selling Bitcoin to pay expenses, the Sponsor endeavors to sell the exact amount of Bitcoin needed to pay expenses in order to minimize the Trust’s holdings of assets other than Bitcoin. As a consequence, the Sponsor expects that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period. The prices of digital assets, specifically Bitcoin, have experienced substantial volatility, which may reflect “bubble” type volatility, meaning that high or low prices may have little or no relationship to identifiable market forces, may be subject to rapidly changing investor sentiment, and may be influenced by factors such as technology, regulatory void or changes, fraudulent actors, manipulation, and media reporting. Bitcoin may have value based on various factors, including their acceptance as a means of exchange by consumers and others, scarcity, and market demand.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the Trust’s disclosure controls and procedures were ineffective as of June 30, 2026, due to a material weakness caused by ineffective oversight of the administrator transition process, including the transfer of tax lot data, which resulted in an audit adjustment to the Trust’s financial statements for the fiscal year ended December 31, 2025, that did not impact the Trust’s NAV. In response to the identified material weakness, management has begun enhancing its policies and procedures to (i) ensure the accuracy of tax lot data provided to the fund administrator and (ii) verify that the appropriate cost relief methodology is properly implemented by the fund administrator. We believe we have made substantial progress toward achieving the effectiveness of our internal controls with respect to controls related to the oversight of the administrator transition process. The actions that we have taken are subject to continued testing and ongoing management review. Management will not be able to conclude whether the steps we have taken will fully remediate these material weaknesses in our disclosure controls and procedures until we have completed our remediation efforts and subsequent evaluation of their effectiveness. Management may also conclude that additional measures may be required to remediate the material weaknesses in our disclosure controls and procedures, which may necessitate additional actions to be taken.

Changes in Internal Control Over Financial Reporting

Other than discussed above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(b) Not applicable.

(c) The Trust does not purchase Shares directly from its shareholders and the Trust redeemed no Shares during the three months ended June 30, 2026.

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

Osprey Bitcoin Trust

Dated: August 11, 2026	By:	/s/ Gregory D. King
	Name:	Gregory D. King
	Title:	Chief Executive Officer (Principal Executive Officer)*

Dated: August 11, 2026	By:	/s/ Robert J. Rokose
	Name:	Robert J. Rokose
	Title:	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)*

*The registrant is a trust and the persons are signing in their capacities as officers of Osprey Funds, LLC, the Sponsor of the registrant.

