Form 10-Q
period 2026-09-30
Osprey Bitcoin Trust
filed 2026-11-12
CIK 1767057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Indicate the number of outstanding Shares as of October 31, 2026: 2,290,535

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Osprey Bitcoin Trust

Statements of Assets and Liabilities

September 30, 2026 and December 31, 2025

(Amounts in U.S. dollars, except shares issued and outstanding)

ASSETS	September 30, 2026 (Unaudited)	December 31, 2025
Investment in Bitcoin, at fair value (cost $51,720,463 and $72,283,567, respectively)	$78,192,108	$136,691,305
Cash	32,078	67,999
Other assets	-	1,559
Total Assets	78,224,186	136,760,863

LIABILITIES
Management Fee payable	30,197	65,248
Total Liabilities	30,197	65,248

NET ASSETS	$78,193,989	$136,695,615

Shares outstanding (unlimited authorized)	2,910,535	4,860,535
Net asset value per Share	$26.87	$28.12

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Osprey Bitcoin Trust

Schedules of Investment

September 30, 2026 and December 31, 2025

(Amounts in U.S. dollars, except units)

September 30, 2026 (Unaudited)

	Units	Fair Value	Percentage of Net Assets
Investment in Bitcoin, at fair value	933.95	$78,192,108	100%
(cost $51,720,463)
Cash in excess of liabilities		1,881	0%

Net Assets		$78,193,989	100%

December 31, 2025

	Units	Fair Value	Percentage of Net Assets
Investment in Bitcoin, at fair value	1,565.49	$136,691,305	100%
(cost $72,283,567)
Cash and other assets in excess of liabilities		4,310	0%

Net Assets		$136,695,615	100%

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Osprey Bitcoin Trust

Statements of Operations

Three and Nine Months ended September 30, 2026 and 2025

(Amounts in U.S. dollars)

	Three Months Ended September 30, 2026 (Unaudited)	Three Months Ended September 30, 2025 (Unaudited)	Nine Months Ended September 30, 2026 (Unaudited)	Nine Months Ended September 30, 2025 (Unaudited)
Expenses
Management Fee	$81,931	$271,505	$273,334	$721,902
Professional fees	-	120,284	-	497,570
Custodian fees	-	83,201	-	221,057
Other	-	34,393	-	109,418
Total Expenses	81,931	509,383	273,334	1,549,947
Net Investment Loss	(81,931)	(509,383)	(273,334)	(1,549,947)

Net realized and unrealized gain (loss) on investment in Bitcoin

Net realized gain on investment in Bitcoin	95,084	417,787	31,092,675	1,413,256
Net change in unrealized appreciation (depreciation) on investment in Bitcoin	23,424,789	12,389,430	(37,936,093)	39,030,392

Net realized and unrealized gain (loss) on investment in Bitcoin	23,519,873	12,807,217	(6,843,418)	40,443,648
Net increase (decrease) in net assets resulting from operations	$23,437,942	$12,297,834	$(7,116,752)	$38,893,701

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Osprey Bitcoin Trust

Statements of Changes in Net Assets

Three and Nine Months ended September 30, 2026 and 2025

(Amounts in U.S. dollars, except shares issued and outstanding)

	Three Months Ended September 30, 2026 (Unaudited)	Three Months Ended September 30, 2025 (Unaudited)	Nine Months Ended September 30, 2026 (Unaudited)	Nine Months Ended September 30, 2025 (Unaudited)
Increase (decrease) in net assets from operations
Net investment loss	$(81,931)	$(509,383)	$(273,334)	$(1,549,947)
Net realized gain on investment in Bitcoin	95,084	417,787	31,092,675	1,413,256
Net change in unrealized appreciation (depreciation) on investment in Bitcoin	23,424,789	12,389,430	(37,936,093)	39,030,392
Net increase (decrease) in net assets resulting from operations	23,437,942	12,297,834	(7,116,752)	38,893,701

Decrease in net assets from capital transactions
Redemptions	(609,967)	-	(51,384,874)	-
Net decrease in net assets resulting from capital transactions	(609,967)	-	(51,384,874)	-

Net increase (decrease) in net assets	22,827,975	12,297,834	(58,501,626)	38,893,701

Net assets at the beginning of the period	55,366,014	207,375,350	136,695,615	180,779,483
Net assets at the end of the period	$78,193,989	$219,673,184	$78,193,989	$219,673,184

Change in shares issued and outstanding
Shares issued and outstanding at the beginning of the period	2,940,535	5,940,535	4,860,535	5,940,535
Redemptions	(30,000)	-	(1,950,000)	-
Shares issued and outstanding at the end of the period	2,910,535	5,940,535	2,910,535	5,940,535

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Osprey Bitcoin Trust

Notes to the Financial Statements (unaudited)

September 30, 2026

1.	Organization

Osprey Bitcoin Trust (the “Trust”) is a Delaware statutory trust that issues shares representing fractional undivided beneficial interests (“Shares”, formerly referred to as “Units”) in its net assets. The assets of the Trust consist primarily of Bitcoin held by a custodian on behalf of the Trust. The Trust seeks to generally reflect the performance of the price of Bitcoin as measured by reference to the CME CF Bitcoin Reference Rate – New York Variant (the “Index”), less the Trust’s expenses and other liabilities. Osprey Funds, LLC (the “Sponsor”) is the sponsor of the Trust; CSC Delaware Trust Company (the “Trustee”) is the trustee of the Trust; Coinbase Custody Trust Company, LLC (the “Bitcoin Custodian”) is the custodian for the Trust’s Bitcoin holdings; U.S. Bank National Association (the “Cash Custodian” and, together with the Bitcoin Custodian, the “Custodians”) is the custodian for the Trust’s cash holdings; and U.S. Bancorp Fund Services, LLC (d/b/a U.S. Bank Global Fund Services) (the “Trust Administrator”, the “Fund Accountant” and the “Transfer Agent”) is the administrator of, the accountant of, and the transfer agent for, the Trust, effective December 19, 2025; Securitize Fund Services, LLC was Trust Administrator prior to U.S. Bancorp Fund Services, LLC. The sub-transfer agent for the Trust (the “sub-Transfer Agent”) is Continental Stock Transfer & Trust Company. The Trust was formed on January 3, 2019, and commenced operations on January 22, 2019. The Trust is governed by the Third Amended And Restated Declaration Of Trust And Trust Agreement dated December 18, 2025 (the “Trust Agreement”), as further amended on January 9, 2026. On August 6, 2025, the Sponsor filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”) to register the Trust’s Shares under the Securities Act of 1933, as amended (the “Securities Act”), in connection with the Trust’s conversion to an exchange traded product. The registration statement, as amended, was declared effective on December 18, 2025.

The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. The Sponsor is responsible for preparing and providing annual reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As consideration for the Sponsor’s services, the Trust pays the Sponsor a Management Fee as discussed in Note 4. Pursuant to agreements between REX Services, LLC (“REX Services”) and the Sponsor, REX Services provides legal, compliance, general administrative, operational, and marketing support to the Sponsor.

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

Investment Transactions and Revenue Recognition

The Trust identifies Bitcoin as an “other investment” in accordance with ASC 946. The Trust considers investment transactions to be the receipt of Bitcoin for Share creations and the delivery of Bitcoin for Share redemptions, or for payment of expenses in Bitcoin. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Gains and losses realized on sales of investments are calculated using a first-in, first-out method and will be recognized in the statements of operations in the period in which the sale occurred. Realized gains and losses are recognized in connection with transactions including settling obligations for the Management Fee and other expenses in Bitcoin.

Investments made by the Trust intend to be limited to investments in Bitcoin and cash.

Correction of immaterial error in the prior periods

During the three months ended March 31, 2026, the Trust corrected an error related to the classification of realized gains and unrealized appreciation on investments in Bitcoin, as well as an understatement of the cost of investment as of December 31, 2025. The error resulted from the application of a last-in, first-out (“LIFO”) cost methodology during the years 2019 through 2021. The correction had no impact on total net assets or results of operations; however, it resulted in an increase to accumulated net realized gain, a corresponding decrease to accumulated net change in unrealized appreciation, and an increase in the cost of investments within the Statements of Assets and Liabilities and Schedule of Investment.

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

Segment Reporting

The Trust is deemed to be an individual segment and the Chief Executive Officer of the Sponsor acts as the Trust’s chief operating decision maker (“CODM”). The CODM monitors the operating results of the Trust as a whole, and the Trust’s investment objective is pre-determined in accordance with the terms of the Trust Agreement. The CODM uses net increase (decrease) in net assets resulting from operations, as reported on the Statement of Operations, to assess the Trust’s performance and to make decisions regarding the Trust’s operations. Significant segment expenses are those presented on the Statement of Operations, and other segment items consist of net realized and unrealized gain (loss) on investment in Bitcoin, also presented on the Statement of Operations. Segment assets are reflected as total assets on the Statement of Assets and Liabilities. The financial information in the form of the Trust’s total returns, expense ratios and changes in net assets provided to and reviewed by the CODM is consistent with the information presented in the Trust’s financial statements.

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

Trust Expenses

In accordance with the Trust Agreement, the Sponsor shall assume and pay all routine and ordinary administrative and operating expenses of the Trust including the fees of the Trustee, the Trust Administrator, Fund Accountant, Transfer Agent, the Custodians’ fees, listing exchange fees, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and ordinary legal fees and expenses. Prior to the Trust’s conversion to an exchange-traded fund structure, routine operating and administrative expenses of the Trust were borne by the Sponsor, except for certain expenses incurred directly by the Trust, including audit fees, index licensing fees, aggregate legal fees in excess of $50,000 annually, custodian fees, and certain extraordinary expenses. Extraordinary expenses included, but were not limited to, taxes and governmental charges, costs associated with extraordinary services performed for the protection of the Trust or its shareholders, indemnification expenses, and fees and expenses related to public trading on OTCQX.

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

ASC 820-10 requires the Trust to assume that Bitcoin is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. The principal market is the market with the greatest volume and level of activity for Bitcoin, and the most advantageous market is defined as the market that maximizes the amount that would be received to sell the asset or minimizes the amount that would be paid to transfer the liability, after taking into account transaction costs. The principal market is generally selected based on the most liquid and reliable exchange (including consideration of the ability for the Trust to access the specific market, either directly or through an intermediary, at the end of each period). The Sponsor evaluates relevant market activity and periodically reassesses the appropriateness of the principal market. The Trust determined the fair value per Bitcoin using the price provided at 4:00 p.m., New York time, by principal market on September 30, 2026, which represents both the valuation measurement time and the end of the Trust’s reporting period.

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

The investment measured at fair value on a recurring basis and categorized using the three levels of fair value hierarchy consisted of the following as of September 30, 2026, and December 31, 2025:

				Fair Value Measurement Category
September 30, 2026	Number of Bitcoin	Per Bitcoin Fair Value	Amount at Fair Value	Level 1	Level 2	Level 3

Investment in Bitcoin	933.95	$83,721.81	$78,192,108	$78,192,108	$-	$-

				Fair Value Measurement Category
December 31, 2025	Number of Bitcoin	Per Bitcoin Fair Value	Amount at Fair Value	Level 1	Level 2	Level 3

Investment in Bitcoin	1,565.49	$87,315.53	$136,691,305	$136,691,305	$-	$-

The following represents the changes in quantity and the respective fair value of Bitcoin for the nine months ended September 30, 2026, and 2025:

	Bitcoin	Fair Value
Balance as of January 1, 2026	1,565.49	$136,691,305
Bitcoin sold for redemptions	(627.81)	(51,384,874)
Bitcoin sold for Management Fee, related party	(3.73)	(270,905)
Net realized gain on investment in Bitcoin		31,092,675
Net change in unrealized depreciation on investment in Bitcoin		(37,936,093)
Balance as of September 30, 2026	933.95	$78,192,108

	Bitcoin	Fair Value
Balance as of January 1, 2025	1,937.86	$180,982,533
Bitcoin distributed for Management Fee, related party	(7.10)	(713,190)
Bitcoin distributed for other fees	(8.03)	(753,922)
Net realized gain on investment in Bitcoin		1,412,882
Net change in unrealized appreciation on investment in Bitcoin		39,035,276
Balance as of September 30, 2025	1,922.73	$219,963,579

Net realized gain on the transfer of Bitcoin to pay the Management Fee and redemptions for the nine months ended September 30, 2026, was $31,092,675. Net change in unrealized depreciation on investment in Bitcoin for the nine months ended September 30, 2026, was $37,936,093.

Net realized gain on the transfer of Bitcoin to pay the Management Fee and other expenses for the nine months ended September 30, 2025, was $1,413,256, which includes $1,412,882 net realized gain on investment in Bitcoin, and $374 net realized gain resulted from the changes in liabilities denominated in Bitcoin. Net change in unrealized appreciation on investment in Bitcoin for the nine months ended September 30, 2025, was $39,030,392, which includes net change in unrealized appreciation on investment in Bitcoin of $39,035,276, and $4,884 net unrealized depreciation due to changes in value of liabilities denominated in Bitcoin. Prior to listing as an exchange-traded fund, the Trust accrued the Management Fee payable in Bitcoin, which was converted into United States dollar amount at the period-end Bitcoin market price. The fluctuations arising from the effect of changes in liabilities denominated in Bitcoin are included with the net realized or net change in unrealized appreciation or depreciation on investment in Bitcoin in the statements of operations.

4.	Related Parties

Prior to December 19, 2025, the Sponsor paid certain expenses on behalf of, and was reimbursed by, the Trust. For the three and nine months ended September 30, 2025, the Trust reimbursed the Sponsor the expenses in the amount of $165,411 and $753,922, respectively. Following the Trust’s conversion to an ETF structure, the Sponsor became responsible for substantially all operating expenses of the Trust. Accordingly, no expense reimbursements were recorded during the current period.

For the three months ended September 30, 2026, and September 30, 2025, the Trust incurred Management Fees of $81,931 and $271,505, respectively, and for nine months ended September 30, 2026, and September 30, 2025, the Trust incurred Management Fees of $273,334 and $721,902, respectively, which are recorded in the accompanying statements of operations. As of September 30, 2026, and December 31, 2025, there were unpaid Management Fees of $30,197 and $65,248, respectively, which are due to Sponsor and recorded as management fee payable in the accompanying statements of assets and liabilities.

The Trust’s Management Fee is accrued daily and payable to the Sponsor monthly in arrears in U.S. dollars. From inception through November 30, 2025, all Management Fees have been paid in Bitcoin to the Sponsor. Effective December 2025 Management Fees are paid in U.S. Dollars.

The aggregate number of Shares owned by related parties was 264,937, valued at $7,117,757 and 264,937, valued at $7,450,974 on September 30, 2026, and December 31, 2025, respectively.

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

For a subscription of Shares, the subscription shall be in the amount of cash needed to purchase the amount of Bitcoin represented by the Basket being created, as calculated by the Trust Administrator. For a redemption of Shares, the Sponsor shall arrange for the Bitcoin represented by the Basket to be sold and the cash proceeds distributed. The amount of Bitcoin is equal to the combined Index-based NAV of the number of Shares included in the Baskets being created (or redeemed) determined as of 4:00 p.m. New York time on the day the order to create or redeem Baskets is properly received. The transfer agent coordinates with the Trust’s custodians in order to facilitate settlement of the Shares.

Shareholders who decide to buy or sell Shares of the Trust will place their trade orders through their brokers and will incur customary brokerage commissions and charges. Shareholders who buy or sell Shares during the day from their broker may do so at a premium or discount relative to the NAV of the Shares of the Trust.

As of September 30, 2026, there were 2,910,535 Shares issued and outstanding. 14,836 of the Shares were restricted securities that may not be resold absent registration or an exemption from registration under the Securities Act, and 2,895,699 of the Shares were unrestricted securities. As of December 31, 2025, there were 4,860,535 Shares issued and outstanding. 14,836 of the Shares were restricted securities that may not be resold absent registration or an exemption from registration under the Securities Act, and 4,845,699 of the Shares were unrestricted securities.

Activity in the number and value of Shares created and redeemed for the three and nine months ended September 30, 2026, and September 30, 2025, are as follows:

	Three months ended September 30,
	2026		2025
	Shares	Amount	Shares	Amount
Shares Issued	-	$-	-	$-
Shares Redeemed	(30,000)	(609,967)	-	-
Net activity	(30,000)	$(609,967)	-	$-

	Nine months ended September 30,
	2026		2025
	Shares	Amount	Shares	Amount
Shares Issued	-	$-	-	$-
Shares Redeemed	(1,950,000)	(51,384,874)	-	-
Net Decrease	(1,950,000)	$(51,384,874)	-	$-

6.	Federal Income Taxes

The Sponsor and Trustee assert that the Trust is a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is properly treated as a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares will be treated as directly owning its pro rata share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions will “flow through” to each beneficial owner of Shares. As such, each shareholder reports their allocable share of income, gain, loss, deductions or credits on their own income tax return.

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of September 30, 2026, and December 31, 2025, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of September 30, 2026, and December 31, 2025. The Trust’s 2023, 2024, and 2025 tax returns are subject to audit by federal, state and local tax authorities.

7.	Risks and Uncertainties

Investment in Bitcoin

The Trust is subject to various risks including market risk, liquidity risk, and other risks related to its concentration in a single asset, Bitcoin. Investing in Bitcoin is currently generally unregulated, highly speculative, and volatile.

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

The Bitcoin Custodian

The digital assets owned by the Trust are held by the Bitcoin Custodian and secured in a segregated custody account. All digital asset private keys are stored in offline storage, or “cold” storage. “Cold” storage is a safeguarding method by which the private keys corresponding to digital assets are disconnected and/or deleted entirely from the internet. As a result of digital assets being stored in “cold” storage, any withdrawal and subsequent transaction request to the Bitcoin Custodian by the Trust requires up to twenty-four (24) hour prior notice to process. Such time delay between the withdrawal request and processing of the withdrawal may negatively impact the price of the digital asset upon sale.

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

The Sponsor and each of its shareholders, members, directors, officers, employees, affiliates, and subsidiaries will be indemnified by the Trust and held harmless against any losses, liabilities or expenses incurred in the performance of its duties under the Trust Agreement without gross negligence, bad faith, or willful misconduct. The Sponsor may rely in good faith on any paper, order, notice, list, affidavit, receipt, evaluation, opinion, endorsement, assignment, draft, or any other document of any kind prima facie properly executed and submitted to it by the Trustee, the Trustee’s counsel or by any other person for any matters arising under the Trust Agreement. The Sponsor shall in no event be deemed to have assumed or incurred any liability, duty, or obligation to any Shareholder or to the Trustee other than as expressly provided for in the Trust Agreement. Such indemnity includes payment from the Trust of the costs and expenses incurred in defending against any indemnified claim or liability under the Trust Agreement.

The Trustee will not be liable or accountable to the Trust or any other person or under any agreement to which the Trust or any series of the Trust is a party, except for the Trustee’s breach of its obligations pursuant to the Trust Agreement or its own willful misconduct, bad faith or gross negligence. The Trustee and each of the Trustee’s officers, affiliates, directors, employees, and agents will be indemnified by the Trust from and against any losses, claims, taxes, damages, reasonable expenses, and liabilities incurred with respect to the creation, operation or termination of the Trust, the execution, delivery or performance of the Declaration of Trust or the transactions contemplated thereby; provided that the indemnified party acted without willful misconduct, bad faith or gross negligence.

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

10.	Financial Highlights

	Three months ended September 30, 2026 (Unaudited)	Three months ended September 30, 2025 (Unaudited)	Nine months ended September 30, 2026 (Unaudited)	Nine months ended September 30, 2025 (Unaudited)
Per Share Performance
(for a Share outstanding throughout the period)
Net asset value per Share at beginning of period	$18.83	$34.91	$28.12	$30.43

Net increase (decrease) in net assets resulting from operations
Net realized and unrealized gain (loss) on investment in Bitcoin	8.07	2.16	(1.16)	6.82
Net investment loss	(0.03)	(0.09)	(0.09)	(0.27)
Net increase (decrease) in net assets resulting from operations	8.04	2.07	(1.25)	6.55
Net asset value per Share at end of period	$26.87	$36.98	$26.87	$36.98

Total Return (1)	42.69%	5.93%	-4.47%	21.52%

Ratios to average net asset value:
Expenses (2)	0.49%	0.95%	0.49%	1.06%
Net Investment Loss (2)	-0.49%	-0.95%	-0.49%	-1.06%

(1)	Not annualized

(2)	Annualized

An individual Shareholder’s return, ratios, and per Share performance may vary from these presented above based on the timing of Share transactions. Total return and ratios to average net asset value are calculated for the Shareholders taken as a whole.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report, “Cautionary Note Regarding Forward-Looking Statements,” and the risks described in Item 1A. “Risk Factors” of the Annual Report on Form 10-K of Osprey Bitcoin Trust (the “Trust”) for the fiscal year ended December 31, 2025.

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

The following discussion and analysis were prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Trust’s financial condition as of September 30, 2026, and its results of operations for the three months and nine months ended September 30, 2026, and September 30, 2025. It should be read in conjunction with the unaudited financial statements and related notes thereto contained in this Quarterly Report and the financial statements and related notes thereto contained in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Critical Accounting Policies and Estimates

Fair Value Determination

The Trust’s financial statements are prepared in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820-10”). ASC 820-10 determines fair value to be the price that would be received for Bitcoin in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that Bitcoin is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The Trust purchases Bitcoin directly from various counterparties, such as Coinbase, Inc. (“Coinbase”) and JSCT, LLC (“Jane Street”), and does not itself transact in any Bitcoin markets. The purchase price of Bitcoin from our counterparties may vary significantly. The Trust looks to these counterparties when assessing entity-specific and market-based volume and the level of activity in the Bitcoin markets. The Trust determines the current value of Bitcoin by reference to the market price of Bitcoin as determined in accordance with ASC 820-10 on each business day on which the Listing Exchange is open for regular trading (the “Bitcoin Market Price”). The Bitcoin Market Price is determined based on the estimated fair market value price for Bitcoin, reflecting the execution price of Bitcoin on its principal market as determined by the Trust. Fair value pricing may require subjective determinations about the value of an asset or liability. Fair values determined as described herein may differ from quoted or published prices, or from prices that are used by others, for Bitcoin.

Results of Operations

Financial Highlights for the Three and Nine Months Ended September 30, 2026 and 2025

Net realized and unrealized gain on investment in Bitcoin for the three months ended September 30, 2026, was $23,519,873, which includes a realized gain of $95,084 on the transfer of Bitcoin to pay the fee owed to the Sponsor (the “Management Fee”) and redemptions and net change in unrealized appreciation on investment in Bitcoin of $23,424,789. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $58,605 per Bitcoin as of June 30, 2026, to $83,722 per Bitcoin as of September 30, 2026. Net increase in net assets resulting from operations was $23,437,942 for the three months ended September 30, 2026, which consisted of the net realized gain and net unrealized appreciation on investment in Bitcoin, less the Management Fee of $81,931. Net assets increased to $78,193,989 as of September 30, 2026, a 41.2% increase for the period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation, partially offset by the Trust’s expenses of $81,931 and capital redemptions of $609,967 for the period.

Net realized and unrealized loss on investment in Bitcoin for the nine months ended September 30, 2026, was $6,843,418, which includes a realized gain of $31,092,675 on the transfer of Bitcoin to pay the fee owed to the Sponsor (the “Management Fee”) and redemptions and net change in unrealized depreciation on investment in Bitcoin of $37,936,093. Net realized and unrealized loss on investment in Bitcoin for the period was driven by Bitcoin price depreciation from $87,316 per Bitcoin as of December 31, 2025, to $83,722 per Bitcoin as of September 30, 2026. Net decrease in net assets resulting from operations was $7,116,752 for the nine months ended September 30, 2026, which consisted of the net realized gain and net unrealized depreciation on investment in Bitcoin, less the Management Fee of $273,334. Net assets decreased to $78,193,989 as of September 30, 2026, a 42.8% decrease for the period. The decrease in net assets resulted from the aforementioned Bitcoin price depreciation, the Trust’s expenses of $273,334 and capital redemptions of $51,384,874 for the period.

Net realized and unrealized gain on investment in Bitcoin for the three months ended September 30, 2025, was $12,807,217, which includes a realized gain of $417,787 on the transfer of Bitcoin to pay the Management Fee and other expenses and net change in unrealized appreciation on investment in Bitcoin of $12,389,430. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $107,754 per Bitcoin as of June 30, 2025, to $114,402 per Bitcoin as of September 30, 2025. Net increase in net assets resulting from operations was $12,297,834 for the three months ended September 30, 2025, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Management Fee of $271,505 and other expenses of $237,878. Net assets increased to $219,673,184 as of September 30, 2025, a 5.9% increase for the period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation partially offset by the Trust’s expenses of $509,383 for the period.

Net realized and unrealized gain on investment in Bitcoin for the nine months ended September 30, 2025, was $40,443,648, which includes a realized gain of $1,413,256 on the transfer of Bitcoin to pay the Management Fee and other expenses and net change in unrealized appreciation on investment in Bitcoin of $39,030,392. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $93,393 per Bitcoin as of December 31, 2024, to $114,402 per Bitcoin as of September 30, 2025. Net increase in net assets resulting from operations was $38,893,701 for the nine months ended September 30, 2025, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Management Fee of $721,902 and other expenses of $828,045. Net assets increased to $219,673,184 as of September 30, 2025, a 21.5% increase for the period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation partially offset by the Trust’s expenses of $1,549,947 for the period.

Net Asset Value

The Trust’s net asset value (“NAV”) is calculated by multiplying the number of Bitcoin held by the Trust by the Index for such day, adding any additional receivables and subtracting the accrued but unpaid expenses and liabilities of the Trust. The Trust’s NAV per Share is calculated by dividing the Trust’s NAV by the number of Shares then outstanding (“NAV per Share”). U.S. Bancorp Fund Services, LLC (d/b/a U.S. Bank Global Fund Services) (the “Trust Administrator”) determines the price of the Trust’s Bitcoin by reference to the Index, which is published between 4:00 p.m. and 4:30 p.m., New York time, on every calendar day. The methodology used to calculate the Index price to value Bitcoin in determining the NAV of the Trust may not be deemed consistent with GAAP. As of September 30, 2026, the Trust’s NAV per Share was $26.87 based on the Index.

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

The Trust’s financial statements are prepared in accordance with ASC 820-10. ASC 820-10 determines fair value to be the price that would be received for Bitcoin in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that Bitcoin is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The Trust purchases Bitcoin directly from various counterparties, such as Coinbase and Jane Street, and does not itself transact in any Bitcoin markets. The purchase price of Bitcoin from our counterparties may vary significantly. The Trust looks to these counterparties when assessing entity-specific and market-based volume and the level of activity in the Bitcoin markets. The Trust determines the current value of Bitcoin by reference to the Bitcoin Market Price. The Bitcoin Market Price is determined based on the estimated fair market value price for Bitcoin, reflecting the execution price of Bitcoin on its principal market as determined by the Trust. Fair value pricing may require subjective determinations about the value of an asset or liability. Fair values determined as described herein may differ from quoted or published prices, or from prices that are used by others, for Bitcoin.

It is possible that the fair value determined for an investment may be materially different than the value that could be realized upon the sale of such investment. Information that becomes known to the Trust or its agents after the NAV has been calculated on a particular day is not used to retroactively adjust the price of an investment or the NAV determined earlier that day.

The Trust creates and redeems Shares only in blocks of 10,000 or integral multiples thereof (each, a “Basket”), based on the quantity of Bitcoin attributable to each Share (net of accrued but unpaid Management Fee and any accrued but unpaid expenses or liabilities). These transactions take place in exchange for Bitcoin or cash. Baskets are offered continuously at the index-based net asset value (“Index-based NAV”) per Share for 10,000 Shares. For purposes of creating and redeeming Baskets, the Trust uses an Index-based NAV calculated based on the value of Bitcoin as reflected by the Index. The amount of cash necessary for the creation of a Basket changes from day to day based on the Basket Amount. As of September 30, 2026, a Basket required delivery of 3.2089408 Bitcoin or $268,658.

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

The following chart illustrates the movements in the NAV of the Trust from the beginning of the Trust’s operations through the period ended September 30, 2026.

The table below illustrates the movements in the Bitcoin Market Price from inception to September 30, 2026.

Period	Average	High	Date	Low	Date	End of period
From January 3, 2019 to December 31, 2019	$7,379.15	$13,724.33	6/26/2019	$3,358.67	2/7/2019	$7,153.38
Year ended December 31, 2020	11,131.27	29,026.66	12/31/2020	4,956.92	3/16/2020	29,026.66
Year ended December 31, 2021	47,524.08	67,371.70	11/9/2021	29,785.71	7/20/2021	45,867.86
Year ended December 31, 2022	28,203.59	47,982.33	3/28/2022	15,766.93	11/21/2022	16,561.21
Year ended December 31, 2023	28,831.18	44,422.02	12/8/2023	16,655.42	1/3/2023	42,014.39
Year ended December 31, 2024	65,878.39	106,716.00	12/17/2024	39,120.89	1/23/2024	93,393.01
Year ended December 31, 2025	101,739.77	125,492.00	10/6/2025	76,766.00	4/8/2025	87,315.53
Nine months ended September 30, 2026	73,049.99	97,546.85	1/14/2026	58,605.41	6/30/2026	83,721.81
January 3, 2019 (the inception of the Trust’s operations) to September 30, 2026	$44,515.92	$125,492.00	10/6/2025	$3,358.67	2/7/2019	$83,721.81

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

The Management Fee is paid in U.S. dollars. When selling Bitcoin to pay expenses, the Sponsor endeavors to sell the exact amount of Bitcoin needed to pay expenses in order to minimize the Trust’s holdings of assets other than Bitcoin. As a consequence, the Sponsor expects that the Trust will not record any cash flow from its operations and that its cash balance will be low at the end of each reporting period. The prices of digital assets, specifically Bitcoin, have experienced substantial volatility, which may reflect “bubble” type volatility, meaning that high or low prices may have little or no relationship to identifiable market forces, may be subject to rapidly changing investor sentiment, and may be influenced by factors such as technology, regulatory void or changes, fraudulent actors, manipulation, and media reporting. Bitcoin may have value based on various factors, including their acceptance as a means of exchange by consumers and others, scarcity, and market demand.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the Trust’s disclosure controls and procedures were ineffective as of September 30, 2026, due to a material weakness caused by ineffective oversight of the administrator transition process, including the transfer of tax lot data, which resulted in an audit adjustment to the Trust’s financial statements for the fiscal year ended December 31, 2025, that did not impact the Trust’s NAV. In response to the identified material weakness, management has begun enhancing its policies and procedures to (i) ensure the accuracy of tax lot data provided to the fund administrator and (ii) verify that the appropriate cost relief methodology is properly implemented by the fund administrator. We believe we have made substantial progress toward achieving the effectiveness of our internal controls with respect to controls related to the oversight of the administrator transition process. The actions that we have taken are subject to continued testing and ongoing management review. Management will not be able to conclude whether the steps we have taken will fully remediate the material weakness in our disclosure controls and procedures until we have completed our remediation efforts and subsequent evaluation of their effectiveness. Management may also conclude that additional measures may be required to remediate the material weakness in our disclosure controls and procedures, which may necessitate additional actions to be taken.

Changes in Internal Control Over Financial Reporting

Other than discussed above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(b) Not applicable.

(c) The Trust does not purchase Shares directly from its shareholders and the Trust redeemed 30,000 Shares (3 Baskets) during the quarter ended September 30, 2026, as set forth in the table below.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share
July 1, 2026 – July 31, 2026	-	$-
August 1, 2026 – August 31, 2026	(30,000)	20.33
September 1, 2026 – September 30, 2026	-	-
Total	(30,000)	$20.33

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

Osprey Bitcoin Trust

Dated: November 12, 2026	By:	/s/ Gregory D. King
	Name:	Gregory D. King
	Title:	Chief Executive Officer (Principal Executive Officer)*

Dated: November 12, 2026	By:	/s/ Robert J. Rokose
	Name:	Robert J. Rokose
	Title:	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)*

*The registrant is a trust and the persons are signing in their capacities as officers of Osprey Funds, LLC, the Sponsor of the registrant.

